Form 10-Q
period 2015-03-31
CoLucid Pharmaceuticals, Inc.
filed 2015-06-18
CIK 1348649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37358

CoLucid Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3419541
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

15 New England Executive Park Burlington, MA	01803
(Address of Principal Executive Offices)	(Zip Code)

(781) 365-2596

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 18, 2015 there were 15,153,135 shares of Common Stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

CoLucid Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

	March 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$34,619,444	$204,362
Prepaid expenses	208,570	22,704

Total current assets	34,828,014	227,066

Deferred financing costs	588,685	66,187
Other assets	6,252	—

Total assets	$35,422,951	$293,253

Liabilities
Current liabilities:
Accounts payable	$778,426	$306,396
Accrued expenses	846,785	75,158
Convertible notes payable	—	200,000

Total current liabilities	1,625,211	581,554

Deferred revenue	1,500,000	1,500,000

Total liabilities	3,125,211	2,081,554

Commitments and contingencies

Series A redeemable convertible preferred stock; $0.001 par value, 1,818,182 shares authorized and 1,807,511 issued and outstanding as of March 31, 2015 (liquidation preference of $16,394,516). Stated at accreted value.	15,595,947	—
Series B redeemable convertible preferred stock; $0.001 par value, 3,341,523 shares authorized and 3,337,581 issued and outstanding as of March 31, 2015 (liquidation preference of $29,699,150). Stated at accreted value.	29,884,730	—
Series C redeemable convertible preferred stock; $0.001 par value, 4,422,604 shares authorized and 4,344,567 issued and outstanding as of March 31, 2015 (liquidation preference of $37,102,602). Stated at accreted value.	45,972,208	—

Stockholders’ deficit
Series A convertible preferred stock; $0.001 par value, 405,405 shares authorized and 381,158 issued and outstanding as of December 31, 2014 (liquidation preference of $24,254,930)	—	15,388,287
Series B convertible preferred stock; $0.001 par value, 712,530 shares authorized and 690,479 issued and outstanding as of December 31, 2014 (liquidation preference of $46,790,825)	—	34,890,584
Common stock, $0.001 par value; 14,742,015 shares authorized; 149,330 and 143,810 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	149	144
Additional paid-in capital	—	2,411,007
Accumulated deficit	(59,155,294)	(54,478,323)

Total stockholders’ deficit	(59,155,145)	(1,788,301)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$35,422,951	$293,253

See accompanying notes to condensed financial statements.

CoLucid Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended March 31,
	2015	2014
Revenues	$—	$—

Operating expenses:
Research and development	1,960,627	165,196
General and administrative	850,491	387,274

Total operating expenses	2,811,118	552,470

Loss from operations	(2,811,118)	(552,470)

Other income (expense):
Interest income	11,575	156
Interest expense	—	(170,128)

Total other income (expense), net	11,575	(169,972)

Net loss	(2,799,543)	(722,442)
Gain on exchange of convertible stock	4,798,194	—
Accretion of redeemable preferred stock	(9,109,125)	—

Net loss attributable to common stockholders	$(7,110,474)	$(722,442)

Per common share information:
Net loss available to common stockholders, basic and diluted	$(49.28)	$(5.47)
Weighted-average common shares outstanding, basic and diluted	144,301	132,082

See accompanying notes to condensed financial statements.

CoLucid Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(2,799,543)	$(722,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	1,821
Interest accrued on convertible notes	—	170,128
Changes in operating assets and liabilities:
Prepaid expenses	(185,866)	—
Other assets	(6,252)	—
Accounts payable	472,031	207,315
Accrued expenses	771,627	(9,024)

Net cash used in operating activities	(1,748,003)	(352,202)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	500,500
Proceeds from issuance of Series C redeemable convertible preferred stock, net of costs of issuance	36,663,083	—
Proceeds from the exercise of common stock options	22,500	—
Financing costs	(522,498)	—

Net cash provided by financing activities	36,163,085	500,500

Net increase in cash and cash equivalents	34,415,082	148,298
Cash and cash equivalents as of beginning of period	204,362	333,002

Cash and cash equivalents as of end of period	$34,619,444	$481,300

Supplemental schedule of non-cash financing activities
Conversion of convertible notes payable to preferred stock	$200,000	$—

Gain on extinguishment of preferred stock	$(4,798,194)	$—

Accretion of redeemable preferred stock	$9,109,125	$—

Conversion of preferred stock to common stock	$—	$1,060,194

See accompanying notes to condensed financial statements.

CoLucid Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation

Discussion of the Business

CoLucid Pharmaceuticals, Inc. (the “Company”) is a Phase 3 clinical-stage biopharmaceutical company that is developing an innovative and proprietary small molecule for the acute treatment of migraine headaches. The Company’s product candidates utilize the first new mechanism of action under development in the last twenty years that could address the unmet needs of migraine patients, including those with cardiovascular risk factors or stable cardiovascular disease and those who are dissatisfied with existing therapies. Lasmiditan, the Company’s lead product candidate, is an oral tablet for the acute treatment of migraine headaches in adults which is not expected to have the clinical limitations associated with the most commonly used therapies. The Company is also developing intravenous lasmiditan (“IV lasmiditan”) for the acute treatment of unspecified headache pain in adults in emergency room and other urgent care settings, another significant unmet medical need.

The Company is conducting its first pivotal Phase 3 randomized, double-blind, placebo-controlled clinical trial of lasmiditan, under a special protocol assessment (“SPA”) agreement with the U.S. Food and Drug Administration with top-line data expected in the third quarter of 2016.

The Company believes it has sufficient cash and cash equivalents to enable it to complete its two planned pivotal Phase 3 clinical trials, and initiate its long-term, open label study of lasmiditan. The Company also estimates that such funds will support operating expenses and capital expenditure requirements into mid-2017.

The Company has never been profitable and has incurred net losses in each year since inception. The Company’s net losses were $3.0 million and $2.2 million for the years ended December 31, 2014 and 2013, respectively, and $2.8 million for the three months ended March 31, 2015, and as of March 31, 2015 its accumulated deficit accumulated was $59.2 million. These net losses resulted primarily from research and development programs, including preclinical development activities and clinical trials, and general and administrative costs associated with operations. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years. These net losses and negative operating cash flows have had, and will continue to have, an adverse effect on stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development, the Company is unable to accurately predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s final prospectus dated May 5, 2015 filed with the SEC on May 6, 2015.

On May 11, 2015, the Company closed an initial public offering (“IPO”) of its common stock, which resulted in the sale of 5,500,000 shares of its common stock at a public offering price of $10.00 per share. The Company received net proceeds from the IPO of approximately $49.4 million, after deducting underwriting discounts and estimated expenses payable by the Company.

In connection with preparing for the IPO, the Company’s Board of Directors and stockholders approved a one-for-40.7 reverse stock split of the Company’s common stock. The reverse stock split became effective in April 2015. All share and per share amounts in these condensed interim financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. In connection with the closing of the IPO, all of the Company’s outstanding convertible preferred stock automatically converted to common stock on May 5, 2015, resulting in an additional 9,489,659 shares of common stock of the Company becoming outstanding. The significant increase in common stock outstanding in connection with the IPO is expected to impact the year-over-year comparability of the Company’s net loss per share calculations in future periods.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company has completed an evaluation of all subsequent events through the date of the filing of this Quarterly Report on Form 10-Q.

2. Accrued liabilities

Accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
Payroll and employee-related costs	$93,182	$6,560
Research and development costs	539,185	26,260
Professional fees	214,418	37,813
Other	—	4,525

	$846,785	$75,158

3. Notes Payable

In December 2014, the Company entered into a Convertible Note Purchase Agreement with certain investors to provide up to $1,000,000 bridge loan financing. The initial closing of $200,000 was funded on December 15, 2014. The notes, which were non-interest bearing, was subject to automatic conversion in a qualified financing at the price per share at which the Company sells and issues such shares in the qualified financing. The notes were converted into Series C redeemable convertible preferred stock on January 12, 2015 (see Note 5).

4. Commitments

License Agreements

On February 10, 2015, the Company amended and restated its development and license agreement with Eli Lilly and Company (“Eli Lilly”) which consolidated a number of amendments to the Company’s development and license agreement with Eli Lilly dated December 16, 2005. Pursuant to such agreement, the Company holds a worldwide license, with the right to grant sublicenses, under certain patents and know-how owned or controlled by Eli Lilly for lasmiditan for all human health purposes. The license is exclusive except that Eli Lilly has retained the right to conduct research on lasmiditan and products containing lasmiditan for internal research purposes only. The term of the agreement will expire on a country-by-country basis upon expiration of the Company’s royalty obligations in such country, which occurs on the later of the tenth anniversary of the first commercial sale in such country or the expiration of the last-to-expire licensed patent in such country. Upon expiration of royalty payment provisions in a given country, the Company will have a fully paid up, perpetual, irrevocable know-how license in such country, unless the agreement is terminated earlier.

Eli Lilly may terminate the agreement for uncured material breach, in whole or on a country-by-country basis. Eli Lilly may also terminate the agreement upon a change of control of the Company, unless the new owner agrees to be bound by the terms and conditions of the agreement. Either party may terminate the agreement upon written notice in the event of bankruptcy. The Company has the right to terminate in the case of material breach by Eli Lilly or if the Company believes it would be commercially unreasonable to continue to develop lasmiditan.

Under the agreement, the Company also responsible for and has control over the filing and prosecuting of patent applications and maintaining patents which cover making, using or selling lasmiditan under the agreement. In the event the Company decides to allow any licensed patent to lapse, Eli Lilly may assume the responsibility for the patent and the Company will surrender its rights in the relevant affected countries. The Company has the first right (but not the obligation) to enforce these patent rights, and Eli Lilly has agreed to cooperate and assist the Company in matters regarding infringement as well as patent term extensions and certifications.

During the term of the agreement, the Company is required to use reasonable commercial efforts to develop and obtain regulatory approvals for selling products containing lasmiditan in all major markets, which include Japan, France, Germany, Italy, Spain, the United Kingdom and the United States. If the Company obtains regulatory approval for one of its product candidates containing lasmiditan, the Company is required to use reasonable commercial efforts to commercialize the product in that country. If the Company does not satisfy this obligation, Eli Lilly may terminate the agreement.

Upon execution of the original agreement in 2005, the Company paid an upfront license fee to Eli Lilly in the amount of $1 million and issued to Eli Lilly shares of its common stock, both of which were expensed. Upon achievement of certain regulatory and/or sales milestones with respect to products containing lasmiditan, the Company will be obligated to make future payments to Eli Lilly of up to $32 million for the first indication and up to $3 million for each subsequent indication. In addition, the Company will be obligated to pay Eli Lilly royalties of between 8% and 11% (subject to downward adjustment in certain circumstances) on net sales of products containing lasmiditan. None of the Company’s upfront or milestone payments are creditable against its royalty obligations.

Distribution and Supply Agreement

On October 23, 2013, the Company entered into a distribution and supply agreement with Ildong Pharmaceutical Co., Ltd. (“Ildong”) for the distribution of lasmiditan in the Republic of Korea, Taiwan, Singapore, Malaysia, Indonesia, Philippines, Thailand, Myanmar and Vietnam, which is referred to as the territory. During the term of the agreement, the Company must use commercially reasonable efforts to supply Ildong with the amount of lasmiditan that it requires. Under the terms of the agreement, the Company received an upfront payment of $1.5 million as consideration for the Company granting Ildong exclusive rights to develop and commercialize lasmiditan in the territory as well as the Company’s agreement to provide lasmiditan to Ildong in the future for a reduced purchase price. This $1.5 million upfront payment will be recognized as revenue in the event the Company sells lasmiditan to Ildong for commercial sale. In the event the Company has no further obligations under this agreement prior to the date regulatory approval is obtained, if at all, the Company will recognize this upfront payment as revenue at that time since lasmiditan would not have been sold and delivered to Ildong for commercial sale. The Company also has the potential to receive aggregate potential future milestone payments from Ildong of up to $3.5 million, including (i) $1 million upon the submission of a new drug application to the U.S. Food and Drug Administration or a submission of an equivalent regulatory filing to the European Medicines Agency in the European Union; (ii) $1.5 million upon obtaining approval of lasmiditan by the U.S. Food and Drug Administration or the European Medicines Agency; and (iii) $1 million upon obtaining approval of lasmiditan in the Republic of Korea. The Company will supply Ildong with lasmiditan for use in clinical trials in the territory, for which Ildong will pay to the Company an amount equal to the Company’s fully burdened manufacturing cost (or the Company’s fully burdened cost of goods if lasmiditan is obtained from a third-party supplier for such trials), plus 5% per tablet of lasmiditan. If approved in the territory, the Company will also supply Ildong with lasmiditan for sale in the territory, for which Ildong will pay to the Company a purchase price per unit calculated as a percentage (ranging from 31.5% to 36.5%) of the net sales of lasmiditan in the territory. Ildong will be responsible for the costs and activities related to development and regulatory approvals in the territory and will also participate in key registration trials as part of the global development plan under the agreement. The agreement terminates upon the later of the expiration of the Company’s patents in the territory or 15 years after the first commercialization of lasmiditan, and is subject to certain renewal rights. The agreement may be terminated by mutual agreement or by either party in the case of uncured material breach or bankruptcy. The Company has the right to terminate if Ildong challenges any of the Company’s patents or fails to adequately commercialize lasmiditan in the territory.

5. Issuance of Preferred Stock

On January 12, 2015, the Company issued 4,344,567 shares of Series C redeemable convertible preferred stock for $36,900,000 in cash and the conversion of $200,000 of convertible debt. The Series C redeemable convertible preferred stock contains dividend and liquidation preferences similar to the Series A and Series B preferred stock.

As an inducement for holders of the Company’s Series A and Series B convertible preferred stock to participate in the Series C financing and in exchange for a waiver of certain anti-dilution provisions, the Company also issued

1,426,353 shares of Series A convertible preferred stock and 2,647,102 shares of Series B convertible preferred stock. The Company has determined that the modification of the Series A and Series B convertible preferred stock was sufficiently substantial to treat the additional issuances as an extinguishment of the existing Series A and Series B convertible preferred stock. In accordance with ASC 260-10, Earnings Per Share, the Company recorded a gain of $4,798,194 attributable to common stockholders equal to the excess of the carrying value of the Series A and Series B convertible preferred stock over the fair value of the Series A and Series B convertible preferred stock after the modifications and issuance of additional shares on January 12, 2015. The Company based its estimate of fair value on a valuation methodology discussed in Note 7 below.

Effective with the issuance of the Series C redeemable convertible preferred stock, all of the Company’s Series A, Series B, and Series C preferred stock became redeemable five years after the issuance of the Series C at the option of the Series C preferred stockholders. All shares of redeemable convertible preferred stock have been presented outside of permanent equity in accordance with ASC 48-10, Classification and Measurement of Redeemable Securities. The Company accretes the carrying value of its Series A, B, and C redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at period end. The estimated fair value of the Series A, Series B, and Series C redeemable convertible preferred stock at March 31, 2015 was $15,595,947, $29,884,730 and $45,972,208, respectively, and necessitated recording an accretion adjustment of $9,109,125. The Company based its estimate of fair value on a valuation methodology discussed in Note 7 below.

Deferred financing costs of $66,187 at December 31, 2014 relate to the Series C redeemable convertible preferred stock offering and were netted against the gross proceeds. Deferred financing costs of $588,685 at March 31, 2015 relate to the IPO and will be netted against the gross proceeds.

6. Stock-Based Compensation

During February 2006, the Company adopted the CoLucid Pharmaceuticals, Inc. Equity Incentive Plan (the “Plan”). A total of 108,856 shares of common stock were reserved for issuance under the Plan as of March 31, 2015. Of this amount, 80,890 shares are available for future stock option grants as of March 31, 2015. Eligible plan participants include employees, directors, and consultants. The board of directors shall determine the exercise price, term, and vesting provisions of all options at their grant date.

The following summarizes the stock option stock activity during the period:

	Shares	Weighted- average price per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2014	81,820	$4.48	3.0	$255,777
Exercised	(5,528)	$4.07
Expired	(53,864)	$4.59

Outstanding at March 31, 2015 (1)	22,428	$4.77	2.9	$66,458

(1)	- All outstanding shares at March 31, 2015 are vested and exercisable

As of March 31, 2015, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements as all options outstanding at March 31, 2015 are fully vested.

7. Fair Value of Financial Instruments

The Company determines the fair market values of its financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following are three levels of inputs that may be used to measure fair value:

Fair value measurements are classified and disclosed in one of the following three categories:

Level 1 inputs	Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 inputs	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 inputs	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments, other than preferred stock, consist principally of cash and cash equivalents, accounts payable and accrued liabilities. Financial instruments measured at fair value are classified below based on the three fair value hierarchy tiers described above:

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2015
Cash and cash equivalents	$34,619,444	$34,619,444	$—	$—

December 31, 2014
Cash and cash equivalents	$204,362	$204,362	$—	$—

The carrying values of accounts payable and accrued liabilities approximate their fair values due to the short maturity of these instruments.

The fair values of Series A, B, and C redeemable convertible preferred stock were determined using probability-weighted valuation methodologies based on recent market activity. Inputs into the valuation models include the Company’s Series C redeemable convertible preferred stock offering, recent initial public offerings of similar sized life sciences companies and assumptions concerning future financing alternatives. The fair value of the Company’s various classes of preferred stock is determined through an analysis of the future values assuming various future outcomes. Accordingly, share value is based upon the probability weighted value of possible future events as well as the rights and preferences of each share class. The valuation model is complex as it requires numerous assumptions relating to potential future outcomes. Accordingly, the valuation of the Company’s Series A, B, and C redeemable convertible preferred stock is determined using Level 3 inputs.

8. Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents or unvested restricted stock. Diluted net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock and stock options are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders:

	Three months ended March 31,
	2015	2014
Numerator:
Net loss	$(2,799,543)	$(722,442)
Gain on exchange of converible preferred stock	4,798,194	—
Accretion of redeemable convertible preferred stock	(9,109,125)	—

Net loss attributable to common stockholders	$(7,110,474)	$(722,442)

Denominator:
Weighted-average common shares outstanding - basic and diluted	144,301	132,082

Net loss per share allocable to common stockholders - basic and diluted	$(49.28)	$(5.47)

The amounts in the table below were excluded from the calculation of diluted weighted-average shares outstanding due to their anti-dilutive effect:

	Three months ended March 31,
	2015	2014
Convertible preferrred stock	9,489,659	853,765
Outstanding stock options	22,428	91,601

9. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2015, as the Company incurred losses for the three months ended March 31, 2015 and is forecasting additional losses through the end of 2015, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2015.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a valuation allowance, since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized. Therefore, no federal or state income taxes are expected and none have been recorded as of March 31, 2015. Income taxes have been accounted for using the liability method.

10. Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) 718, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company believes the adoption of this guidance will not have a material effect on its financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The accounting standards update provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not intend to early adopt this standard. The Company does not anticipate that the adoption of this standard will have an impact on its financial condition.

11. Subsequent Events

On April 16, 2015, the board of directors adopted the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), which was approved by the stockholders on the same day. There are 1,819,100 shares of the Company’s common stock reserved for issuance pursuant to the 2015 Plan. The Company will be permitted to grant shares of the Company’s common stock as awards to the Company’s employees, officers, directors and consultants under the 2015 Plan.

On April 16, 2015, the board of directors adopted the Company’s Employee Stock Purchase Plan (the “ESPP”), which was approved by the stockholders on the same day. There are 300,000 shares of the Company’s common stock reserved for issuance and sale pursuant to the ESPP. The ESPP will permit the Company’s employees to purchase shares of the Company’s common stock.

On April 17, 2015, the Company filed its Fourth Amended and Restated Certificate of Incorporation to effect a one-for-40.7 reverse stock split of the Company’s common stock, which was approved by the Company’s Board of Directors and stockholders. All share and per share amounts in these condensed interim financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

On May 11, 2015, the Company closed the IPO of its common stock, which resulted in the sale of 5,500,000 shares of its common stock at a public offering price of $10.00 per share. The Company received total net proceeds of approximately $49.4 million, after deducting underwriting discounts and estimated expenses payable by the Company.

On May 11, 2015, in connection with the closing of the IPO, the Company filed its Fifth Amended and Restated Certificate of Incorporation which, among other things, effected the conversion of the Company’s outstanding preferred stock into 9,489,659 shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, including the development of our drug candidates, the timeline for clinical development and regulatory approval of our drug candidates, the structure of our planned clinical trials and our ability to fund our operations, are forward-looking statements. The words “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include:

•	the initiation, timing, progress and results of ongoing and future preclinical studies and clinical trials, and our research and development programs;

•	our expectations regarding timing of results in our two pivotal Phase 3 clinical trials of lasmiditan

•	our expectations regarding the timing of our submission of an NDA for approval of lasmiditan with the FDA and the likelihood and timing of approval of such NDA;

•	the potential for commercialization and market acceptance of our product candidates;

•	our expectations regarding the potential market size and opportunity for our product candidates, if approved for commercial use;

•	our plans to commercialize our product candidates and our ability to develop and maintain sales and marketing capabilities;

•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology and our ability to operate our business without infringing on the intellectual property rights of others;

•	regulatory developments in the United States and foreign countries;

•	the success of competing procedures that are or become available;

•	our ability to maintain and establish collaborations or obtain additional funding;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

•	our use of proceeds from our initial public offering;

•	our financial performance; and

•	developments and projections relating to our competitors and our industry.

In addition to the risks listed above, see the additional risks described in “Risk Factors” in Item 1A in the final prospectus dated May 5, 2015 for our initial public offering filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2015 and elsewhere in this Quarterly Report on Form 10-Q.

As a result of these and other factors, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Management Overview

We are a Phase 3 clinical-stage biopharmaceutical company that is developing an innovative and proprietary small molecule for the acute treatment of migraine headaches. Our product candidates utilize the first new mechanism of action under development in the last twenty years, which we believe could address the unmet needs of migraine patients, including those with cardiovascular risk factors or stable cardiovascular disease and those who are dissatisfied with existing therapies. Lasmiditan, our lead product candidate, is an oral tablet for the acute treatment of migraine headaches in adults which is not expected to have the clinical limitations associated with the most commonly used therapies. We are also developing intravenous lasmiditan, or IV lasmiditan, for the acute treatment of unspecified headache pain in adults in emergency room and other urgent care settings, another significant unmet medical need.

Since our inception in 2005, we have devoted substantially all of our resources to the development of our product candidates. We do not have regulatory approvals in any jurisdiction to sell any products and have not generated any revenue. Since our inception and through March 31, 2015, we have raised $87.3 million to fund our operations, substantially all of which was from the sale of preferred stock and debt instruments. In January 2015, we issued and sold shares of our Series C convertible preferred stock in our Series C financing for gross proceeds of $36.9 million. In the second quarter of 2015, the Company sold 5,500,000 shares of its common stock in an initial public offering, or IPO, for net proceeds of approximately $49.4 million. We believe we have sufficient cash and cash equivalents to enable us to complete our two planned pivotal Phase 3 clinical trials and initiate our long-term, open label study of lasmiditan. We also estimate that such funds will support operating expenses and capital expenditure requirements into mid-2017.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $3.0 million and $2.2 million for the years ended December 31, 2014 and 2013, respectively, and $2.8 million for the three months ended March 31, 2015, and as of March 31, 2015 our accumulated deficit accumulated was $59.2 million. These net losses resulted primarily from our research and development programs, including our preclinical development activities and clinical trials, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. These net losses and negative operating cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

We do not expect to generate revenue from product sales unless and until we obtain marketing approval from the Food and Drug Administration, or FDA, for our product candidates and successfully commercialize our product candidates. We expect that our expenses will increase substantially as we continue the research and development of our product candidates and maintain, expand and protect our intellectual property portfolio. If we obtain marketing authorization for our product candidates, we expect to incur significant commercialization expenses related to organizational growth, product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources, including potential commercial collaborations. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our product candidates.

License Agreement

On February 10, 2015, we amended and restated the development and license agreement with Eli Lilly and Company, or Eli Lilly, which consolidated a number of amendments to our original development and license agreement with Eli Lilly dated December 16, 2005. Pursuant to such agreement, we hold a worldwide license, with the right to grant sublicenses, under certain patents and know-how owned or controlled by Eli Lilly for lasmiditan for all human health purposes. The license is exclusive except that Eli Lilly has retained the right to conduct research on lasmiditan and products containing lasmiditan for internal research purposes only. The term of the agreement will expire on a country-by-country basis upon expiration of our royalty obligations in such country, which occurs on the later of the tenth anniversary of the first commercial sale in such country or the expiration of the last-to-expire licensed patent in such country. Upon expiration of royalty payment provisions in a given country, we will have a fully paid up, perpetual, irrevocable know-how license in such country, unless the agreement is terminated earlier.

Eli Lilly may terminate the agreement for uncured material breach, in whole or on a country-by-country basis. Eli Lilly may also terminate the agreement upon a change of control of our company, unless the new owner agrees to be bound by the terms and conditions of the agreement. Either party may terminate the agreement upon written notice in the event of bankruptcy. We have the right to terminate in the case of material breach by Eli Lilly or if we believe it would be commercially unreasonable to continue to develop lasmiditan.

Under the agreement, we are also responsible for and have control over the filing and prosecuting of patent applications and maintaining patents which cover making, using or selling lasmiditan under the agreement. In the event we decide to allow any licensed patent to lapse, Eli Lilly may assume the responsibility for the patent and we will surrender our rights in the relevant affected countries. We have the first right (but not the obligation) to enforce these patent rights, and Eli Lilly has agreed to cooperate and assist us in matters regarding infringement as well as patent term extensions and certifications.

During the term of the agreement, we are required to use reasonable commercial efforts to develop and obtain regulatory approvals for selling products containing lasmiditan in all major markets, which include Japan, France, Germany, Italy, Spain, the United Kingdom and the United States. If we obtain regulatory approval for one of our product candidates containing lasmiditan, we are required to use reasonable commercial efforts to commercialize the product in that country. If we do not satisfy this obligation, Eli Lilly may terminate our agreement.

Upon execution of the original agreement in 2005, we paid an upfront license fee to Eli Lilly in the amount of $1 million and issued to Eli Lilly shares of our common stock. Upon achievement of certain regulatory and/or sales milestones with respect to products containing lasmiditan, we will be obligated to make future payments to Eli Lilly of up to $32 million for the first indication and up to $3 million for each subsequent indication. In addition, we will be obligated to pay Eli Lilly royalties of between 8% and 11% (subject to downward adjustment in certain circumstances) on net sales of products containing lasmiditan. None of our upfront or milestone payments are creditable against our royalty obligations.

Financial Overview

Research and Development. Research and development expenses consist of the costs associated with research and discovery activities, conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Research and development expenses consist of:

•	employee salaries and related expenses for the personnel involved in our drug discovery and development activities;

•	external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites;

•	expenses incurred to manufacture clinical trial materials; and

•	license fees for and milestone payments related to in-licensed products and technologies.

We expense research and development costs as incurred. Conducting a significant amount of research and development is central to our business and strategy. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of our product candidates.

General and Administrative Expenses. Our general and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees and consultants. Other general and administrative expenses include professional fees for directors, accounting services, legal services, consultants and expenses associated with obtaining and maintaining patents.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates. We also anticipate increased expenses related to costs associated with being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance with SEC rules and stock exchange listing rules, director and officer insurance premiums and investor relations costs. We anticipate that the additional costs for these services will increase our general and administrative expenses by approximately $2 million to $3 million on an annual basis. Additionally, prior to the potential regulatory approval of our product candidates, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations.

Interest Expense. In 2014 we had interest expense related to convertible promissory notes. This expense was based on the interest rate and the maturity date at which the promissory notes were issued. We do not anticipate having interest expense in 2015 following the conversion of all outstanding promissory notes into shares of Series C convertible preferred stock.

Critical Accounting Policies and Estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies under “Critical Accounting Policies” in Management’s Discussion and Analysis Of Financial Condition and Results of Operations in our Prospectus dated May 5, 2015.

Results of Operations

The following table sets forth our results of operations for the three months (“first quarter”) ended March 31, 2015 and 2014:

	Three months ended March 31,		Increase (decrease)
	2015	2014	$	%
Revenues	$—	$—	$—	—
Operating expenses:
Research and development	1,960,627	165,196	1,795,431	1087%
General and administrative	850,491	387,274	463,217	120%

Total operating expenses	2,811,118	552,470	2,258,648	409%

Loss from operations	(2,811,118)	(552,470)	2,258,648	409%

Other income (expense):
Interest income	11,575	156	11,419	7320%
Interest expense	—	(170,128)	(170,128)	(100%)

Total other income (expense), net	11,575	(169,972)	181,547	107%

Net loss	$(2,799,543)	$(722,442)	$2,077,101	288%

Revenues. We did not recognize any revenue in 2015 or 2014. In May 2014, we received a $1.5 million up-front payment in connection with the distribution and supply agreement with Ildong, which is reflected in deferred revenue and will be recognized as revenue after we commercialize lasmiditan. We do not expect to recognize revenue in 2015 as we continue development of our product candidates.

Research and Development Expenses. Our research and development expenses increased to $2.0 million in the first quarter of 2015, compared to $165,000 in the first quarter of 2014. The increase in our research and development expenses in 2015 was primarily due to increased costs relating to preparations for our first pivotal Phase 3 clinical trial of lasmiditan. All research and development expenses for such periods are attributable to lasmiditan and consisted primarily of clinical trial expenses, personnel-related costs, and external research and development expenses. We expect our research and development costs will significantly increase throughout the remainder of 2015 due to additional expenses associated with our planned pivotal Phase 3 clinical trials of lasmiditan.

General and Administrative Expenses. General and administrative expenses increased by approximately $463,000 to $850,000 in the first quarter of 2015, compared to $387,000 in the first quarter of 2014. The increase in our general and administrative expenses in 2015 was primarily due to increased personnel expenses and consulting and professional fees as we build an administrative infrastructure to support a publically traded company. Our general and administrative expenses will consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees and consultants. Other general and administrative expenses include professional fees for directors, accounting services, legal services, facilities, consultants and expenses associated with obtaining and maintaining patents.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates. We also anticipate increased expenses related to costs associated with being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance with SEC rules and stock exchange listing rules, director and officer insurance premiums and investor relations costs. We anticipate that the additional costs for these services will increase our general and administrative expenses by approximately $2 million to $3 million on an annual basis. Additionally, prior to the potential regulatory approval of our product candidates, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations.

Interest Expense. Interest expense was $170,000 in the first quarter of 2014 related to convertible promissory notes payable. The convertible promissory notes payable converted to Series B convertible preferred stock in July 2014, therefore there was no comparable interest expense in the first quarter of 2015. We do not anticipate incurring any significant interest expense in 2015, as we have no commercial debt or outstanding promissory notes following the conversion of all then-outstanding promissory notes into shares of Series C preferred stock in January 2015.

Liquidity and Capital Resources

Cash Flows. We have incurred losses and cumulative negative cash flows from operations since our inception in 2005, and as of March 31, 2015, we had a deficit accumulated of $59.2 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations and to obtain regulatory approval for our product candidates, which we may raise through a combination of equity offerings, debt financings and other third-party funding.

We have historically funded our operations principally from the issuance of notes payable and preferred stock. Since our inception through March 31, 2015 we have raised aggregate proceeds of $87.3 million to fund our operations, of which $78.2 million was from the sale of preferred stock and $9.1 million was from our debt instruments. As of March 31, 2015 we had cash and cash equivalents of $34.6 million. In the second quarter of 2015, the Company sold 5,500,000 shares of its common stock in an IPO for net proceeds of approximately $49.4 million.

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Three months ended March 31,
	2015	2014
Net cash provided by (used in)
Operating activities	$(1,748,003)	$(352,202)
Financing activities	36,163,085	500,500

Net increase in cash and cash equivalents	$34,415,082	$148,298

Net Cash Used in Operating Activities. Net cash used in operating activities in 2015 consisted primarily of a net loss of $2.8 million, adjusted for changes in working capital that provided approximately $1.1 million. Net cash used in operating activities in 2014 consisted primarily of a net loss of $722,000 adjusted for interest on the convertible promissory notes of $170,000, as well as changes in working capital which provided $198,000.

Net Cash Provided by Financing Activities. Net cash provided by financing activities in the first quarter of 2015 was $36.2 million, which consisted primarily of gross proceeds of $36.9 million less offering costs of $200,000 from the issuance of Series C redeemable convertible preferred stock, offset by $522,000 of financing costs associated with the IPO which was completed in May 2015. Net cash provided by financing activities in the first quarter of 2014 consisted entirely of proceeds from the issuance of convertible notes payable.

Funding Requirements. Our primary uses of capital are, and we expect will continue to be, salaries and personnel-related expenses, costs related to clinical trials, laboratory and related supplies, accounting expenses, legal expenses, other regulatory expenses and general overhead costs. We expect our expenses to significantly increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development, initiate large pivotal Phase 3 clinical trials and seek regulatory approvals for our product candidates. In anticipation of regulatory approval for our product candidates, we expect to incur significant pre-commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, as discussed above, upon the closing of the IPO, we expect to incur additional costs associated with operating as a public company.

With the proceeds from our IPO and our existing cash and cash equivalents, we estimate that such funds will be sufficient to enable us to complete our two planned pivotal Phase 3 clinical trials and initiate our long-term, open label study of lasmiditan. We also estimate that such funds will support our operating expenses and capital expenditure requirements into mid-2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, the process of testing our product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our product candidates have not received marketing authorization from the FDA and are in various stages of clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and revenue from potential research and development and other collaboration agreements. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant licenses to develop and market products that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

We do not have any long-term contractual obligations or commercial obligations other than to Eli Lilly. We enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This accounting standards update will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. The new standard is effective for our company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures. We have not yet selected a transition method nor has we determined the effect of the standard on our ongoing financial reporting.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification 718, Compensation—Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We believe the adoption of this guidance will not have a material effect on our financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The accounting standards update provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not intend to early adopt this standard. We do not anticipate that the adoption of this standard will have an impact on our financial condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates, primarily related to our investment activities. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the U.S., particularly since our investments are generally short-term in nature. Due to the nature of our short-term investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

As a result of our supplier relationships, we have expenses, assets and liabilities that are denominated in foreign currencies. Therefore, a portion of our operating expenses are paid and incurred in foreign currencies. Our operating results and cash flows may be adversely impacted when the U.S. dollar depreciates relative to other foreign currencies. As we begin building relationships to commercialize our product candidates internationally, our results of operations and cash flows may become increasingly subject to changes in foreign exchange rates.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We may be from time to time subject to various claims and legal actions during the ordinary course of our business. There are currently no claims or legal actions, individually or in the aggregate, that would have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Prospectus dated May 5, 2015, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in that prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

(a)	Issuances of Preferred Stock

On January 12, 2015, the Company issued 4,344,567 shares of Series C redeemable convertible preferred stock for $36,900,000 in cash and the conversion of $200,000 of convertible debt. The Series C convertible preferred stock contains dividend and liquidation preferences similar to the Series A and Series B preferred stock.

As an inducement for holders of the Company’s Series A and Series B convertible preferred stock to participate in the Series C financing and in exchange for a waiver of certain anti-dilution provisions, the Company also issued 1,426,353 shares of Series A convertible preferred stock and 2,647,102 shares of Series B convertible preferred stock. Effective with the issuance of the Series C redeemable convertible preferred stock, all of the Company’s Series A and Series B convertible preferred stock became redeemable five years after the issuance of the Series C at the option of the Series C preferred stockholders.

Each series of the convertible preferred stock is convertible at the option of the holder at any time into the number of shares of common stock as determined by the applicable series conversion price then in effect. Each series of convertible preferred stock is also subject to mandatory conversion upon (a) the closing of an initial public offering of shares at or above the price per share specified in the certificate of incorporation then in effect, resulting in at least $50 million of net proceeds, or (b) the occurrence of an event specified by vote of the holders of 60% of the then-outstanding shares of Series C convertible preferred stock. As noted below, all shares of our then-outstanding convertible preferred stock were automatically converted into shares of common stock in connection with our IPO.

No underwriters were involved in the foregoing sale of preferred stock. The preferred stock was issued to third parties pursuant to Regulation D promulgated under the Securities Act or pursuant to Regulation S promulgated under the Securities Act, in each case related to transactions by an issuer not involving any public offering.

(b)	Issuances of Common Stock

In March 2015, options to purchase 5,520 shares of common stock were exercised for net proceeds of $22,500.

In May 2015, upon the closing of our initial public offering, all shares of our then-outstanding convertible preferred stock were automatically converted into 9,489,659 shares of common stock. The common stock was issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) or Section 4(2) of the Securities Act.

Use of Proceeds from Registered Securities

On May 5, 2015, we issued and sold 5,500,000 shares of our common stock in the IPO at a public offering price of $10 per share, for aggregate gross proceeds of $55.0 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-203100), which was declared effective by the SEC on May 5, 2015. Piper Jaffray & Co. and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers for the offering. William Blair & Company acted as lead manager and Ladenburg Thalmann acted as co-manager for the offering. The offering commenced on May 5, 2015 and terminated on May 11, 2015.

The net offering proceeds to us, after deducting underwriting discounts of approximately $3.9 million and estimated offering expenses payable by us totaling $1.8 million, were approximately $49.4 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

The net proceeds from our IPO have been invested in accordance with our investment policy. There has been no material change in our planned use of the net proceeds from the offering described in the Prospectus dated May 5, 2015.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits, Financial Statement Schedules.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoLucid Pharmaceuticals, Inc.

Date: June 18, 2015	By:	/s/ Matthew D. Dallas
Matthew D. Dallas
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

3.1	Fifth Amended and Restated Certificate of Incorporation	8-K	001-37358	05/11/2015	3.1

3.2	Amended and Restated By-laws	8-K	001-37358	05/11/2015	3.2

10.1	2015 Equity Incentive Plan	S-1/A	333-203100	04/20/2015	10.3

10.2	2015 Employee Stock Purchase Plan	S-1/A	333-203100	04/20/2015	10.4

10.3	Form of Incentive Stock Option Agreement under 2015 Equity Incentive Plan	S-1/A	333-203100	04/20/2015	10.14

10.4	Form of Non-Statutory Stock Option Agreement under 2015 Equity Incentive Plan	S-1/A	333-203100	04/20/2015	10.15

10.5	Form of Restricted Stock Unit Award Agreement under 2015 Equity Incentive Plan	S-1/A	333-203100	04/20/2015	10.16

10.6	Form of Directors Restricted Stock Award Agreement under 2015 Equity Incentive Plan	S-1/A	333-203100	04/20/2015	10.17

10.7	Amended and Restated Development and License Agreement between CoLucid Pharmaceuticals, Inc. and Eli Lilly and Company, dated February 10, 2015	S-1/A	333-203100	04/23/2015	10.10

10.8	Employment Agreement between CoLucid Pharmaceuticals, Inc. and Thomas P. Mathers, dated January 13, 2015	S-1/A	333-203100	03/20/2015	10.5

10.9	Employment Agreement between CoLucid Pharmaceuticals, Inc. and Matthew Dallas, dated February 7, 2015	S-1/A	333-203100	03/20/2015	10.6

10.10	Employment Letter between CoLucid Pharmaceuticals, Inc. and Bernice Kuca, effective January 13, 2015	S-1/A	333-203100	03/20/2015	10.7

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.1	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations and Comprehensive Loss (unaudited), (iii) Statements of Cash Flows (unaudited), and (iv) Notes to the Financial Statements.	X