Form 10-Q
period 2015-06-30
CoLucid Pharmaceuticals, Inc.
filed 2015-08-12
CIK 1348649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-37358

CoLucid Pharmaceuticals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3419541
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

222 Third Street Cambridge, MA	02142
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 12, 2015 there were 15,153,135 shares of Common Stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited).

CoLucid Pharmaceuticals, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2015 (unaudited)	2014
Assets
Current assets:
Cash and cash equivalents	$79,658,027	$204,362
Prepaid assets	996,962	22,704
Total current assets	80,654,989	227,066
Deferred financing costs	—	66,187
Other assets	27,442	—
Total assets	$80,682,431	$293,253
Liabilities
Current liabilities:
Accounts payable	903,181	$306,396
Accrued expenses	2,771,751	75,158
Convertible notes payable	—	200,000
Total current liabilities	3,674,932	581,554
Deferred revenue	1,500,000	1,500,000
Total liabilities	5,174,932	2,081,554
Commitments and contingencies
Stockholders’ equity (deficit)
Series A convertible preferred stock; $0.001 par value, 405,405 shares authorized and 381,158 issued and outstanding as of December 31, 2014 (liquidation preference of $24,254,930)	—	15,388,287
Series B convertible preferred stock; $0.001 par value, 712,530 shares authorized and 690,479 issued and outstanding as of December 31, 2014 (liquidation preference of $46,790,825)	—	34,890,584
Common stock, $0.001 par value; 270,000,000 shares authorized; 15,153,135 and 143,810 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	15,153	144
Additional paid-in capital	142,408,325	2,411,007
Accumulated deficit	(66,915,979)	(54,478,323)
Total stockholders’ equity (deficit)	75,507,499	(1,788,301)
Total liabilities and stockholders’ equity (deficit)	$80,682,431	$293,253

See accompanying notes to condensed financial statements.

CoLucid Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$—	$—	$—	$—
Operating expenses:
Research and development	5,795,826	271,402	7,756,452	436,598
General and administrative	1,980,083	245,012	2,830,574	632,286
Total operating expenses	7,775,909	516,414	10,587,026	1,068,884
Loss from operations	(7,775,909)	(516,414)	(10,587,026)	(1,068,884)
Other income (expense):
Interest income	15,223	506	26,798	662
Interest expense	—	(186,936)	—	(357,064)
Total other income (expense), net	15,223	(186,430)	26,798	(356,402)
Net loss before income tax expense	(7,760,686)	(702,844)	(10,560,228)	(1,425,286)
Income tax expense	—	247,500	—	247,500
Net loss and comprehensive loss	(7,760,686)	(950,344)	(10,560,228)	(1,672,786)
Gain on extinguishment of convertible stock	—	—	4,798,194	—
Accretion of redeemable preferred stock	(3,443,705)	—	(12,552,830)	—
Net loss attributable to common stockholders	$(11,204,391)	$(950,344)	$(18,314,864)	$(1,672,786)
Per common share information:
Net loss available to common stockholders, basic and diluted	$(1.17)	$(6.61)	$(3.76)	$(12.07)
Weighted-average common shares outstanding, basic and diluted	9,546,074	143,810	4,871,159	138,643

See accompanying notes to condensed financial statements.

CoLucid Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(10,560,228)	$(1,672,786)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	—	1,821
Share-based compensation	1,153,602	—
Interest accrued on convertible notes	—	357,064
Changes in operating assets and liabilities:
Prepaid expenses	(974,258)	(24,019)
Other assets	(27,442)	—
Accounts payable	596,785	127,008
Accrued expenses	2,696,593	(5,761)
Deferred revenue	—	1,500,000
Net cash provided by (used in) operating activities	(7,114,948)	283,327
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	500,500
Proceeds from issuance of Series C redeemable convertible preferred stock, net of costs of issuance	36,663,083	—
Proceeds from issuance of common stock, net of cost of issuance	49,816,044	—
Proceeds from the exercise of common stock options	89,486	—
Net cash provided by financing activities	86,568,613	500,500
Net increase in cash and cash equivalents	79,453,665	783,827
Cash and cash equivalents as of beginning of period	204,362	333,002
Cash and cash equivalents as of end of period	$79,658,027	$1,116,829
Supplemental schedule of non-cash financing activities
Conversion of convertible notes payable to preferred stock	$200,000	$—
Gain on extinguishment of preferred stock	$(4,798,194)	$—
Accretion of redeemable preferred stock	$12,552,830	$—
Conversion of preferred stock to common stock	$94,896,589	$1,060,194
Income taxes paid	$—	$247,500

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

The Company believes it has sufficient cash and cash equivalents to enable it to complete its two planned pivotal Phase 3 clinical trials, and initiate its long-term, open-label study of lasmiditan. The Company also estimates that such funds will support its operating expenses and capital expenditure requirements into mid-2017.

The Company has never been profitable and has incurred net losses in each year since inception. The Company’s net losses were $3.0 million and $2.2 million for the years ended December 31, 2014 and 2013, respectively, and $10.6 million for the six months ended June 30, 2015, and as of June 30, 2015 its accumulated deficit was $66.9 million. These net losses resulted primarily from research and development programs, including preclinical development activities and clinical trials, and general and administrative costs associated with operations. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years. These net losses and negative operating cash flows have had, and will continue to have, an adverse effect on stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development, the Company is unable to accurately predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015.  The condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s final prospectus dated May 5, 2015 filed with the SEC on May 6, 2015.

In connection with preparing for its initial public offering (“IPO”), the Company’s Board of Directors and stockholders approved a one-for-40.7 reverse stock split of the Company’s common stock. The reverse stock split became effective in April 2015. All share and per share amounts in these condensed interim financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

On May 11, 2015, the Company closed an IPO of its common stock, which resulted in the sale of 5,500,000 shares of its common stock at a public offering price of $10.00 per share.  The Company received net proceeds from the IPO of approximately $49.8 million, after deducting underwriting discounts and approximately $1.3 million of expenses paid by the Company.

In connection with the closing of the IPO, all of the Company’s outstanding redeemable convertible preferred stock automatically converted to common stock on May 5, 2015, resulting in an additional 9,489,659 shares of common stock of the Company becoming outstanding. At June 30, 2015, the Company does not have any redeemable convertible preferred stock issued or outstanding.  The significant increase in common stock outstanding in connection with the IPO is expected to impact the year-over-year comparability of the Company’s net loss per share calculations in future periods.

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

2. Accrued liabilities

Accrued expenses consist of the following:

	June 30,	December 31,
	2015	2014
Payroll and employee-related costs	$187,419	$6,560
Research and development costs	2,383,340	26,260
Professional fees	132,038	37,813
Other	68,954	4,525
	$2,771,751	$75,158

3. Notes Payable

In December 2014, the Company entered into a Convertible Note Purchase Agreement with certain investors to provide up to $1,000,000 in bridge loan financing. The initial closing of $200,000 was funded on December 15, 2014. The notes, which were non-interest bearing, were subject to automatic conversion in a qualified financing at the price per share at which the Company sells and issues such shares in the qualified financing. The notes were converted into Series C redeemable convertible preferred stock on January 12, 2015 (see Note 5).

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

Under the agreement, the Company is also responsible for and has control over the filing and prosecuting of patent applications and maintaining patents which cover making, using or selling lasmiditan under the agreement. In the event the Company decides to allow any licensed patent to lapse, Eli Lilly may assume the responsibility for the patent and the Company will surrender its rights in the relevant affected countries. The Company has the first right (but not the obligation) to enforce these patent rights, and Eli Lilly has agreed to cooperate and assist the Company in matters regarding infringement as well as patent term extensions and certifications.

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

Upon execution of the original agreement in 2005, the Company paid an upfront license fee to Eli Lilly of $1 million and issued to Eli Lilly shares of its common stock, both of which were expensed. Upon achievement of certain regulatory and/or sales milestones with respect to products containing lasmiditan, the Company will be obligated to make future payments to Eli Lilly of up to $32 million for the first indication and up to $3 million for each subsequent indication. In addition, the Company will be obligated to pay Eli Lilly royalties of between 8% and 11% (subject to downward adjustment in certain circumstances) on net sales of products containing lasmiditan. None of the Company’s upfront or milestone payments are creditable against its royalty obligations.

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

Effective with the issuance of the Series C redeemable convertible preferred stock, all of the Company’s Series A, Series B and Series C preferred stock became redeemable five years after the issuance of the Series C at the option of the Series C preferred stockholders.  The Company accreted the carrying value of its Series A, Series B, and Series C redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at March 31, 2015 and May 5, 2015, the date of the conversion of all preferred stock to common stock in connection with the IPO.  The Company based its estimate of fair value on a valuation methodology discussed in Note 7 below.

Deferred financing costs of $66,187 at December 31, 2014 relate to the Series C redeemable convertible preferred stock offering and were netted against the gross proceeds.

6. Stock-Based Compensation

Stock Option Plans

During February 2006, the Company adopted the CoLucid Pharmaceuticals, Inc. Equity Incentive Plan (the “2006 Plan”). A total of 89,182 shares of common stock were reserved for issuance under the 2006 Plan as of June 30, 2015. Of this amount, 80,900 shares are available for future stock option grants as of June 30, 2015. Eligible plan participants include employees, directors and consultants. The board of directors shall determine the exercise price, term, and vesting provisions of all options at their grant date.

On April 16, 2015, the board of directors adopted the CoLucid Pharmaceuticals, Inc. 2015 Equity Incentive Plan (the “2015 Plan”), which was approved by the stockholders on the same day. There are 1,819,100 shares of the Company’s common stock reserved for issuance pursuant to the 2015 Plan, of which 353,252 shares are available for future grant as of June 30, 2015. The 2015 Plan allows for the granting of stock options, stock appreciation rights, or SARs, restricted stock, unrestricted stock, stock units and other awards convertible into or otherwise based on shares of common stock. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will automatically increase annually on January 1st of each calendar year by an amount equal to the lesser of: a) six percent (6%) of the number of common shares of stock outstanding as of December 31st of the immediate preceding calendar year, or b) 1,200,000 shares, provided, however, that the board of directors may determine that any annual increase be a lesser number.

The fair value of the stock options granted are estimated on the date of grant using all relevant information, including application of the Black-Scholes option-pricing model. The Company did not grant any stock options during the three months ended June 30, 2014. When applying the Black-Scholes option-pricing model to compute stock-based compensation, the Company assumed the following for the six months ended June 30, 2015:  risk-free rate of return of 1.63% to 1.74%; expected average option life of 5.5 to 6.1 years; volatility of 75.83%; expected forfeiture rate of 0%; and expected dividend rate of 0%. The risk-free rate of return was based on U.S Treasury rates. The expected average option life assumption is based upon the simplified or “plain-vanilla” method, which averages the contractual term of the options (10 years) with the vesting term (4 years) taking into consideration multiple vesting tranches.  Expected volatility for the period ended June 30, 2015 is based upon the historical volatility of comparable companies. The Company does not expect to pay dividends in the foreseeable future.

The following summarizes the stock option stock activity during the period:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		price	contractual	intrinsic
	Shares	per share	term (years)	value
Outstanding at December 31, 2014	81,820	$4.48	3.0	$255,777
Granted	1,105,340	$10.00
Exercised	(19,674)	$4.55
Expired	(53,864)	$4.59
Outstanding at June 30, 2015	1,113,622	$9.96	9.8	$33,708
Options exercisable	8,282	$4.83	2.7	$33,708
Options vested and expected to vest	1,113,622	$9.96	9.8	$33,708

The aggregate intrinsic value in the above table is the difference between the closing common stock price on June 30, 2015 of $8.90 per share and the option exercise price multiplied by the number of in-the-money options as of June 30, 2015. As of June 30, 2015, total unrecognized stock-based compensation expense relating to unvested employee stock awards, was $6.7 million. This amount is expected to be recognized over a weighted-average period of 3.76 years. There was no unrecognized stock-based compensation expense as of June 30, 2014. The weighted average fair value of options granted during the six months ended June 30, 2015 was $10.00 per share.

Restricted Stock Awards

On May 5, 2015, the Company issued 360,508 shares of restricted stock to the Chief Executive Officer at a grant date fair value of $10.00 per share.  The restricted stock has a requisite service period of four years, whereby the award vests 50% six months after grant, 12.5% on the one-year anniversary of the grant, then ratably over the next 36 months, subject to continuous service of the employee.  As of June 30, 2015 there was approximately $3.0 million of unrecognized compensation cost related to the restricted stock award.

Employee Stock Purchase Plan

On April 16, 2015, the board of directors adopted the Company’s Employee Stock Purchase Plan (the “ESPP”), which was approved by the stockholders on the same day.  There are 300,000 shares of the Company’s common stock reserved for issuance and sale pursuant to the ESPP.  The ESPP will permit the Company’s employees to purchase shares of the Company’s common stock. As of June 30, 2015, the ESPP has not been put into effect.

Compensation Expense Summary

The Company has recognized the following compensation cost related to share-based awards in the three and six months ended June 30, 2015:

	Three months ended	Six months ended
	June 30,	June 30,
	2015	2015
Research and development	$116,435	$116,435
General and administrative	1,037,167	1,037,167
Total	$1,153,602	$1,153,602

Compensation expense by type of award in the three and six months ended June 30, 2015 was as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2015	2015
Stock options	$595,206	$595,206
Restricted stock	558,396	558,396
Total	$1,153,602	$1,153,602

There was no share-based compensation expense in the three or six month periods ending on June 30, 2014.

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

The Company’s financial instruments, other than preferred stock, consist principally of cash and cash equivalents, accounts payable and accrued liabilities.   Financial instruments measured at fair value are classified below based on the three fair value hierarchy tiers described above:

			Significant
		Quoted prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Cash and cash equivalents	$79,658,027	$79,658,027	$—	$—
December 31, 2014
Cash and cash equivalents	$204,362	$204,362	$—	$—

The carrying values of accounts payable and accrued liabilities approximate their fair values due to the short maturity of these instruments.

The fair values of Series A, Series B, and Series C redeemable convertible preferred stock were determined using probability-weighted valuation methodologies based on recent market activity.  Inputs into the valuation models include the Company’s Series C redeemable convertible preferred stock offering, recent initial public offerings of similar sized life sciences companies and assumptions concerning future financing alternatives. The valuation model is complex as it requires numerous assumptions relating to potential future outcomes. On May 5, 2015, the fair value of Series A, Series B, and Series C redeemable convertible preferred stock, which was based on the IPO price of the Company’s common stock, was determined using Level 2 inputs.

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

The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(7,760,686)	$(950,344)	$(10,560,228)	$(1,672,786)
Gain on exchange of convertible preferred stock	—	—	4,798,194	—
Accretion of redeemable convertible preferred stock	(3,443,705)	—	(12,552,830)	—
Net loss attributable to common stockholders	$(11,204,391)	$(950,344)	$(18,314,864)	$(1,672,786)
Denominator:
Weighted Average common shares outstanding - Basic and Diluted	9,546,074	143,810	4,871,159	138,643
Net loss per share allocable to common stockholders - Basic and Diluted	$(1.17)	$(6.61)	$(3.76)	$(12.07)

The common stock equivalents in the table below were excluded from the calculation of diluted weighted-average shares outstanding due to their anti-dilutive effect:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Convertible preferred stock	3,649,874	853,765	5,995,536	859,597
Outstanding stock options	695,330	17,255	380,800	17,255
Restricted stock	221,851	—	111,538	—

9. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2015, as the Company incurred losses for the six months ended June 30, 2015 and is forecasting additional losses through the end of 2015, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2015.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a valuation allowance, since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized. Therefore, no federal or state income taxes are expected and none have been recorded as of June 30, 2015. Income taxes have been accounted for using the liability method.

In May 2014, the Company paid taxes to the Republic of Korea in connection with its distribution and supply agreement with Ildong.

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

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include:

•	the initiation, timing, progress and results of ongoing and future preclinical studies and clinical trials, and our research and development programs;
•	our expectations regarding timing of results in our two pivotal Phase 3 clinical trials of lasmiditan;
•	our expectations regarding the timing of our submission of an NDA for approval of lasmiditan with the FDA and the likelihood and timing of approval of such NDA;
•	the potential for commercialization and market acceptance of our product candidates;
•	our expectations regarding the potential market size and opportunity for our product candidates, if approved for commercial use;
•	our plans to commercialize our product candidates and our ability to develop and maintain sales and marketing capabilities;
•	estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
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

In addition to the risks listed above, see the additional risks described in “Risk Factors” in Item 1A in the final prospectus dated May 5, 2015 for our initial public offering filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2015 and Item 1A and elsewhere in this Quarterly Report on Form 10-Q.

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

Since our inception in 2005, we have devoted substantially all of our resources to the development of our product candidates. We do not have regulatory approvals in any jurisdiction to sell any products and have not generated any revenue. Since our inception and through June 30, 2015, we have raised $137.1 million to fund our operations, substantially all of which was from the sale of common and preferred stock and debt instruments. In January 2015, we issued and sold shares of our Series C convertible preferred stock in our Series C financing for gross proceeds of $36.9 million. In May 2015, the Company sold 5,500,000 shares of its common stock in an initial public offering, or IPO, for gross proceeds of approximately $55.0 million.  We believe we have sufficient cash and cash equivalents to enable us to complete our two planned pivotal Phase 3 clinical trials and initiate our long-term, open-label study of lasmiditan. We also estimate that such funds will support our operating expenses and capital expenditure requirements into mid-2017.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $3.0 million and $2.2 million for the years ended December 31, 2014 and 2013, respectively, and $10.6 million for the six months ended June 30, 2015, and as of June 30, 2015 our accumulated deficit accumulated was $66.9 million. These net losses resulted primarily from our research and development programs, including our preclinical development activities and clinical trials, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. These net losses and negative operating cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

Financial Overview

Research and Development.    Research and development expenses consist of the costs associated with research and discovery activities, conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Research and development expenses consist of:

•	employee salaries and related expenses, including stock-based compensation and travel expenses, for the personnel involved in our drug discovery and development activities;
•	external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites;
•	expenses incurred to manufacture clinical trial materials; and
•	license fees for and milestone payments related to in-licensed products and technologies.

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

General and Administrative Expenses.    Our general and administrative expenses consist primarily of salaries and related costs for administrative personnel, including stock-based compensation and travel expenses for our employees and consultants. Other general and administrative expenses include professional fees for directors, accounting services, legal services, consultants and expenses associated with obtaining and maintaining patents, and facility related.

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

Results of Operations

The following table sets forth our results of operations for the three months (“second quarter”) and six months ended June 30, 2015 and 2014:

	Three months ended				Six months ended
	June 30,		Increase (decrease)		June 30,		Increase (decrease)
	2015	2014	$	%	2015	2014	$	%
Revenues	$—	$—	$—	—	$—	$—	$—	—
Operating expenses:
Research and development	$5,795,826	$271,402	$5,524,424	2036%	$7,756,452	$436,598	$7,319,854	1677%
General and administrative	1,980,083	245,012	1,735,071	708%	2,830,574	632,286	2,198,288	348%
Total operating expenses	7,775,909	516,414	7,259,495	1406%	10,587,026	1,068,884	9,518,142	890%
Loss from operations	(7,775,909)	(516,414)	(7,259,495)	1406%	(10,587,026)	(1,068,884)	(9,518,142)	890%
Other income (expense):
Interest income	15,223	506	14,717	2908%	26,798	662	26,136	3948%
Interest expense	—	(186,936)	186,936	(100)%	—	(357,064)	357,064	(100)%
Total other expense, net	15,223	(186,430)	201,653	(108)%	26,798	(356,402)	383,200	(108)%
Net loss before income tax expense	(7,760,686)	(702,844)	(7,057,842)	1004%	(10,560,228)	(1,425,286)	(9,134,942)	641%
Income tax expense	—	247,500	(247,500)	(100)%	—	247,500	(247,500)	(100)%
Net loss	$(7,760,686)	$(950,344)	$(7,305,342)	769%	$(10,560,228)	$(1,672,786)	$(8,887,442)	531%

Revenue.    We did not recognize any revenue in 2015 or 2014. In May 2014, we received a $1.5 million up-front payment in connection with the distribution and supply agreement with Ildong, which is reflected in deferred revenue and will be recognized as revenue after we commercialize lasmiditan. We do not expect to recognize revenue in 2015 as we continue development of our product candidates.

Research and Development Expenses.    Our research and development expenses increased to $5.8 million in the second quarter of 2015, compared to $271,000 in the second quarter of 2014. For the six months ended June 30, 2015, our research and development expenses increased to $7.8 million, compared to $437,000 for the six months ended June 30, 2014.  The increases in our research and development expenses in three- and six-month periods of 2015 over the comparable periods of 2014 were primarily due to increased costs relating to preparations for and initiation of our first pivotal Phase 3 clinical trial of lasmiditan. All research and development expenses for such periods are attributable to lasmiditan and consisted primarily of clinical trial expenses, personnel-related costs, and external research and development expenses. We expect our research and development costs will significantly increase throughout the remainder of 2015 due to additional expenses associated with our first pivotal Phase 3 clinical trial of lasmiditan and the initiation of our open-label study.

General and Administrative Expenses.    General and administrative expenses increased by approximately $1.7 million to $2.0 million in the second quarter of 2015, compared to $245,000 in the second quarter of 2014. For the six months ended June 30, 2015, our general and administrative expenses increased by approximately $2.2 million to $2.8 million, compared to $632,000 for the six months ended June 30, 2014. The increase in our general and administrative expenses in 2015 was primarily due to increased personnel expenses and consulting and professional fees as we build an administrative infrastructure to support a publically traded company. Our general and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees and consultants. Other general and administrative expenses include professional fees for directors, external audit services, legal services, directors’ and officers’ insurance, facilities, consultants and expenses associated with obtaining and maintaining patents.

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

Interest Expense.    Interest expense was $187,000 in the second quarter of 2014 and $357,000 for the six months ended June 20, 2014 related to convertible promissory notes payable.  The convertible promissory notes payable converted to Series B convertible preferred stock in July 2014, therefore there was no comparable interest expense in 2015. We do not anticipate incurring any significant interest expense in 2015, as we have no commercial debt or outstanding promissory notes following the conversion of all then-outstanding promissory notes into shares of Series C preferred stock in January 2015.

Income Taxes.  We paid $247,500 in income taxes in May 2014 to the Republic of Korea in connection with our distribution and supply agreement with Ildong Pharmaceuticals Co., Ltd.

Liquidity and Capital Resources

Cash Flows.    We have incurred losses and cumulative negative cash flows from operations since our inception in 2005, and as of June 30, 2015, we had a deficit accumulated of $66.9 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations and to obtain regulatory approval for our product candidates, which we may raise through a combination of equity offerings, debt financings and other third-party funding.

We have historically funded our operations principally from the issuance of notes payable and preferred stock. Since our inception through June 30, 2015 we have raised aggregate proceeds of $137.1 million to fund our operations, of which $49.8 million related to our IPO completed in May 2015, $78.2 million was from the sale of preferred stock and $9.1 million from issuance of debt instruments. As of June 30, 2015 we had cash and cash equivalents of $79.7 million.

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Six months ended
	June 30,		Increase (decrease)
	2015	2014	$	%
Net cash provided by (used in):
Operating activities	$(7,114,948)	$283,327	$(7,398,275)	(2611)%
Financing activities	86,568,613	500,500	86,068,113	17196%
Net increase in cash and cash equivalents	$79,453,665	$783,827	$78,669,838	10037%

Net Cash from Operating Activities.    Net cash used in operating activities in 2015 consisted primarily of a net loss of $10.6 million, adjusted for changes in working capital that provided approximately $2.3 million and stock-based compensation of approximately $1.2 million. Net cash provided by operating activities of $283,000 in 2014 consisted primarily of the $1.5 million upfront payment from Ildong accounted for as deferred revenue, partially offset by a net loss of $1.7 million adjusted for non-cash interest expense on the convertible promissory notes of $357,000, as well as changes in working capital which provided $97,000.

Net Cash from Financing Activities.    Net cash provided by financing activities in 2015 was $86.6 million consisting primarily of gross proceeds of $55.0 million less offering costs of $5.2 million from the IPO. Net cash provided by financing activities of $500,500 in 2014 consisted entirely of proceeds from the issuance of convertible notes payable.

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

With the proceeds from our IPO and our existing cash and cash equivalents, we estimate that such funds will be sufficient to enable us to complete our two planned pivotal Phase 3 clinical trials and initiate our long-term, open-label study of lasmiditan. We also estimate that such funds will support our operating expenses and capital expenditure requirements into mid-2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, the process of testing our product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our product candidates have not received marketing authorization from the FDA and are in various stages of clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

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

As a result of our supplier relationships, we have expenses, assets and liabilities that are denominated in foreign currencies. Therefore, a portion of our operating expenses are paid and incurred in Great Britain Pound and Euro. Our operating results and cash flows may be adversely impacted when the U.S. dollar depreciates relative to other foreign currencies. As we begin building relationships to commercialize our product candidates internationally, our results of operations and cash flows may become increasingly subject to changes in foreign exchange rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

(a)	Issuances of Preferred Stock

None.

(b)	Issuances of Common Stock

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

The net offering proceeds to us, after deducting underwriting discounts of approximately $3.9 million and offering expenses paid by us totaling $ 1.3 million, were approximately $49.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

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

CoLucid Pharmaceuticals, Inc.

Date: August 12, 2015	By:	/s/ Matthew D. Dallas
Matthew D. Dallas
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

3.1	Fifth Amended and Restated Certificate of Incorporation	8-K	001-37358	05/11/2015	3.1

3.2	Amended and Restated By-laws	8-K	001-37358	05/11/2015	3.2

4.1	Specimen certificate representing shares of common stock					X

10.1	2015 Equity Incentive Plan	S-1/A	333-203100	04/20/2015	10.3

10.2	2015 Employee Stock Purchase Plan	S-1/A	333-203100	04/20/2015	10.4

10.3	Form of Incentive Stock Option Agreement under 2015 Equity Incentive Plan	S-1/A	333-203100	04/20/2015	10.14

10.4	Form of Non-Statutory Stock Option Agreement under 2015 Equity Incentive Plan	S-1/A	333-203100	04/20/2015	10.15

10.5	Form of Restricted Stock Unit Award Agreement under 2015 Equity Incentive Plan	S-1/A	333-203100	04/20/2015	10.16

10.6	Form of Directors Restricted Stock Award Agreement under 2015 Equity Incentive Plan	S-1/A	333-203100	04/20/2015	10.17

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.1

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations and Comprehensive Loss (unaudited), (iii) Statements of Cash Flows (unaudited), and (iv) Notes to the Financial Statements.

						X