Form 10-Q
period 2015-09-30
CoLucid Pharmaceuticals, Inc.
filed 2015-11-10
CIK 1348649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(857) 285-6495

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2015 there were 15,153,135 shares of Common Stock, $0.001 par value per share, outstanding.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, including the development of our drug candidates, the timeline for clinical development and regulatory approval of our drug candidates, the structure of our planned clinical trials and our ability to fund our operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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
•

our expectations regarding the timing of our submission of a New Drug Application (“NDA”) for approval of lasmiditan with the Food and Drug Administration (“FDA”) and the likelihood and timing of approval of such NDA;

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

In addition to the risks listed above, see the additional risks described in “Risk Factors” in Item 1A in the final prospectus, or the Prospectus, dated May 5, 2015 for our initial public offering filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2015 and Item 1A and elsewhere in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

CoLucid Pharmaceuticals, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2015 (unaudited)	2014
Assets
Current assets:
Cash and cash equivalents	$36,019,411	$204,362
Marketable securities (less than 1 year)	33,149,318	—
Prepaid assets	1,532,787	22,704
Total current assets	70,701,516	227,066
Deferred financing costs	—	66,187
Marketable securities (more than 1 year)	4,928,631	—
Other assets	21,190	—
Total assets	$75,651,337	$293,253
Liabilities
Current liabilities:
Accounts payable	$2,628,122	$306,396
Accrued expenses	3,002,679	75,158
Convertible notes payable	—	200,000
Total current liabilities	5,630,801	581,554
Deferred revenue	1,500,000	1,500,000
Total liabilities	7,130,801	2,081,554
Commitments and contingencies (note 7)
Stockholders’ equity (deficit)
Series A convertible preferred stock; $0.001 par value, 405,405 shares authorized and 381,158 issued and outstanding as of December 31, 2014 (liquidation preference of $24,254,930)	—	15,388,287
Series B convertible preferred stock; $0.001 par value, 712,530 shares authorized and 690,479 issued and outstanding as of December 31, 2014 (liquidation preference of $46,790,825)	—	34,890,584
Common stock, $0.001 par value; 270,000,000 shares authorized; 15,153,135 and 143,810 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	15,153	144
Additional paid-in capital	144,380,633	2,411,007
Accumulated other comprehensive loss	(9,274)	—
Accumulated deficit	(75,865,976)	(54,478,323)
Total stockholders’ equity (deficit)	68,520,536	(1,788,301)
Total liabilities and stockholders’ equity (deficit)	$75,651,337	$293,253

See accompanying notes to unaudited condensed financial statements.

CoLucid Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$5,777,160	$382,106	$13,533,612	$818,704
General and administrative	3,218,601	293,220	6,049,175	925,506
Total operating expenses	8,995,761	675,326	19,582,787	1,744,210
Loss from operations	(8,995,761)	(675,326)	(19,582,787)	(1,744,210)
Other income (expense):
Interest income	45,765	401	72,563	1,063
Interest expense	—	(40,000)	—	(397,064)
Total other income (expense), net	45,765	(39,599)	72,563	(396,001)
Net loss before income tax expense	(8,949,996)	(714,925)	(19,510,224)	(2,140,211)
Income tax expense	—	—	—	(247,500)
Net loss and comprehensive loss	(8,949,996)	(714,925)	(19,510,224)	(2,387,711)
Gain on extinguishment of convertible stock	—	—	4,798,194	—
Accretion of redeemable preferred stock	—	—	(12,552,830)	—
Net loss attributable to common stockholders	$(8,949,996)	$(714,925)	$(27,264,860)	$(2,387,711)
Per common share information:
Net loss available to common stockholders, basic and diluted	$(0.59)	$(4.97)	$(3.27)	$(17.05)
Weighted-average common shares outstanding, basic and diluted	15,153,135	143,810	8,336,147	140,029
Comprehensive loss:
Net loss	$(8,949,996)	$(714,925)	$(27,264,860)	$(2,387,711)
Other comprehensive loss:
Unrealized loss on marketable securities	(9,274)	—	(9,274)	—
Comprehensive loss	$(8,959,270)	$(714,925)	$(27,274,134)	$(2,387,711)

See accompanying notes to unaudited condensed financial statements.

CoLucid Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(19,510,224)	$(2,387,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	1,821
Amortization of discount on marketable securities	81,504	—
Stock-based compensation	3,125,910	—
Interest accrued on convertible notes	—	397,064
Changes in operating assets and liabilities:
Prepaid expenses	(1,510,083)	(17,199)
Other assets	(21,190)	—
Accounts payable	2,321,726	282,838
Accrued expenses	2,927,521	(5,319)
Deferred revenue	—	1,500,000
Net cash used in operating activities	(12,584,836)	(228,506)
Cash flows from investing activities:
Purchases of marketable securities	(38,168,728)	—
Net cash used in investing activities	(38,168,728)	—
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	500,500
Proceeds from issuance of Series C redeemable convertible preferred stock, net of costs of issuance of $0.2 million	36,663,083	(23,151)
Proceeds from issuance of common stock, net of cost of issuance of $5.2 million	49,816,044	—
Proceeds from the exercise of common stock options	89,486	—
Net cash provided by financing activities	86,568,613	477,349
Net increase in cash and cash equivalents	35,815,049	248,843
Cash and cash equivalents as of beginning of period	204,362	333,002
Cash and cash equivalents as of end of period	$36,019,411	$581,845
Supplemental schedule of non-cash financing activities
Conversion of convertible notes payable to preferred stock	$200,000	$—
Gain on extinguishment of preferred stock	$(4,798,194)	$—
Accretion of redeemable preferred stock	$12,552,830	$—
Conversion of preferred stock to common stock	$94,896,589	$1,060,194
Income taxes paid	$—	$247,500

See accompanying notes to unaudited condensed financial statements.

CoLucid Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation

Discussion of the Business

CoLucid Pharmaceuticals, Inc. (the “Company”) is a Phase 3 clinical-stage biopharmaceutical company that is developing an innovative and proprietary small molecule for the acute treatment of migraine headaches. The Company’s product candidates utilize the first new mechanism of action under development in the last twenty years that could address the unmet needs of migraine patients, including those with cardiovascular risk factors or stable cardiovascular disease and those who are dissatisfied with existing therapies. Lasmiditan, the Company’s lead product candidate, is an oral tablet for the acute treatment of migraine headaches in adults which is not expected to have the clinical limitations associated with the most commonly used therapies. The Company is also developing intravenous lasmiditan (“IV lasmiditan”) for the acute treatment of unspecified non-traumatic primary headache pain in adults in emergency room and other urgent care settings, another significant unmet medical need.

The Company is conducting its first pivotal Phase 3 randomized, double-blind, placebo-controlled clinical trial of lasmiditan, under a special protocol assessment (“SPA”) agreement with the U.S. Food and Drug Administration with top-line data expected in the third quarter of 2016.

The Company believes it has sufficient cash and cash equivalents to enable it to complete its two planned Phase 3 pivotal clinical trials, and initiate its long-term, open-label study of lasmiditan. The Company also estimates that such funds will support its operating expenses and capital expenditure requirements into mid-2017.

The Company has never been profitable and has incurred net losses in each year since inception. The Company’s net losses were $3.0 million and $2.2 million for the years ended December 31, 2014 and 2013, respectively, and $19.5 million for the nine months ended September 30, 2015, and as of September 30, 2015 its accumulated deficit was $75.9 million. These net losses resulted primarily from research and development programs, including preclinical development activities and clinical trials, and general and administrative costs associated with operations. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years. These net losses and negative operating cash flows have had, and will continue to have, an adverse effect on stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development, the Company is unable to accurately predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

The Company was incorporated on August 31, 2005 in the state of Delaware, with its current headquarters at 222 Third Street, Suite 1320 in Cambridge, Massachusetts.

Initial Public Offering

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

In connection with the closing of the IPO, all of the Company’s outstanding redeemable convertible preferred stock automatically converted to common stock on May 5, 2015, resulting in an additional 9,489,659 shares of common stock of the Company becoming outstanding. At September 30, 2015, the Company does not have any redeemable convertible preferred stock issued or outstanding.  The significant increase in common stock outstanding in connection with the IPO is expected to impact the year-over-year comparability of the Company’s net loss per share calculations in future periods.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015.  The condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s final prospectus dated May 5, 2015 filed with the SEC on May 6, 2015.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available for sale securities with original maturities of three months or less at the time of purchase. At September 30, 2015, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Marketable Securities

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available-for-sale which are included in current and non-current assets. The Company carries available-for-sale securities at fair value based on current market value. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. When assessing whether a decline in the fair value of a security is other-than-temporary, the Company considers the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business. Based on these considerations, the Company did not identify any other-than-temporary impairments at September 30, 2015. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss, a component of stockholders’ equity. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income” within the Condensed Statements of Operations and Comprehensive Loss. The Company also includes in net investment income, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method, and includes interest and dividends on securities in interest income.

Stock-based compensation

The Company recognizes compensation cost relating to stock-based payment transactions in operating results using a fair-value measurement method, in accordance with ASC Topic 718 Compensation-Stock Compensation. ASC-718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. The Company determines the fair value of stock-based awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate fair value. The method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield, expected forfeiture rate and expected life of the options.

Grants to non-employees are accounted for in accordance with ASC Topic 505-50 Equity — Based Payments to Non-Employees. The date of expense recognition is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or the date at which the counterparty’s performance is complete. The Company determines the fair value of stock-based awards granted to non-employees similar to the way fair value of awards are determined for employees except that certain assumptions used in the Black-Scholes option-pricing model, such as expected life of the option or option volatility, may be different and the fair value of each unvested award is adjusted at the end of each period for any change in fair value from the previous valuation until the award vests.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Estimates are used in the following areas, among others: stock-based compensation expense, accrued expenses and income taxes. Actual results could materially differ from those estimates

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. On October 14, 2015 the Board of Directors approved the Employee Stock Purchase Plan (“ESPP”) effective December 1, 2015. Under this plan employees can purchase shares of the Company’s common stock at a 15% discount of the lowest share value on December 1 or May 31 and June 1 or November 30 of each year.  The value of the impact to the Company’s financial statements depends on enrollment in the plan which is unknown at this point in time.

On October 27, 2015 the Company announced the appointment of a new member to the Board of Directors and the resignation of a current member from the Board of Directors.  The new member was granted 8,114 options to purchase common stock that vest immediately prior to the start of the Company’s first annual meeting of stock holders with an exercise price equal to the closing in price of the stock on the date of grant of $3.79 per common share.  The resignation of the current board member will result in the forfeiture of 5,954 options.

3. Marketable Securities

The following table summarizes the marketable securities held by the Company at September 30, 2015 and December 31, 2014:

		Gross	Gross
		Unrealized	Unrealized
Description	Amortized Cost	Gains	Losses	Fair Value
September 30, 2015
Cash and cash equivalents:
Cash and money market account	$36,019,411	$—	$—	$36,019,411
Total cash and cash equivalents	36,019,411	—	—	36,019,411
Marketable securities:
Corporate debt securities	38,087,223	13,943	(23,217)	38,077,949
Total marketable securities	38,087,223	13,943	(23,217)	38,077,949
Total cash, cash equivalents, and marketable securities	$74,106,634	$13,943	$(23,217)	$74,097,360
December 31, 2014
Cash and cash equivalents:
Cash and money market account	$204,362	$—	$—	$204,362
Total cash and cash equivalents	204,362	—	—	204,362
Marketable securities:
Corporate debt securities	—	—	—	—
Total marketable securities	—	—	—	—
Total cash, cash equivalents, and marketable securities	$204,362	$—	$—	$204,362

The estimated fair value of the Company’s marketable securities at September 30, 2015, by contractual maturity, was as follows:

Due in one year or less	$33,149,318
Due after one year	4,928,631
Total marketable securities	$38,077,949

4. Fair Value of Financial Instruments

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

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the three months ended September 30, 2015 and 2014.

The Company has no liabilities classified as Level 3 that are measured by management at fair value on a quarterly basis as of September 30, 2015 and 2014.

The Company’s financial instruments, other than preferred stock, consist principally of cash and cash equivalents, marketable securities, accounts payable and accrued liabilities.  Financial instruments measured at fair value are classified below based on the three fair value hierarchy tiers described above:

			Significant
		Quoted prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Cash and money market	$36,019,411	$36,019,411	$—	$—
Marketable securities:
Corporate debt securities	38,077,949	—	38,077,949	—
Total	$74,097,360	$36,019,411	$38,077,949	$—
December 31, 2014
Cash and money market	$204,362	$204,362	$—	$—
Marketable securities:
Corporate debt securities	—	—	—	—
Total	$204,362	$204,362	$—	$—

The carrying values of accounts payable and accrued liabilities approximate their fair values due to the short maturity of these instruments.

The fair values of Series A, Series B, and Series C redeemable convertible preferred stock were determined using probability-weighted valuation methodologies based on recent market activity.  Inputs into the valuation models include the Company’s Series C redeemable convertible preferred stock offering, recent initial public offerings of similar sized life sciences companies and assumptions concerning future financing alternatives. The valuation model was complex as it required numerous assumptions relating to potential future outcomes. On May 5, 2015, the fair value of Series A, Series B, and Series C redeemable convertible preferred stock, which was based on the IPO price of the Company’s common stock, was determined using Level 2 inputs.

5. Accrued liabilities

Accrued expenses consist of the following:

	September 30,	December 31,
	2015	2014
Payroll and employee-related costs	$479,891	$6,560
Research and development costs	2,180,320	26,260
Professional fees	236,005	37,813
Other	106,463	4,525
	$3,002,679	$75,158

6. Notes Payable

In December 2014, the Company entered into a Convertible Note Purchase Agreement with certain investors to provide up to $1,000,000 in bridge loan financing. The initial closing of $200,000 was funded on December 15, 2014. The notes, which were non-interest bearing, were subject to automatic conversion in a qualified financing at the price per share at which the Company sells and issues such shares in the qualified financing. The notes were converted into Series C redeemable convertible preferred stock on January 12, 2015 (see Note 8).

7. Commitments

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

8. Issuance of Preferred Stock

On January 12, 2015, the Company issued 4,344,567 shares of Series C redeemable convertible preferred stock for $36,900,000 in cash and the conversion of $200,000 of convertible debt. The Series C redeemable convertible preferred stock contains dividend and liquidation preferences similar to the Series A and Series B convertible preferred stock.

As an inducement for holders of the Company’s Series A and Series B convertible preferred stock to participate in the Series C financing and in exchange for a waiver of certain anti-dilution provisions, the Company also issued 1,426,353 shares of Series A convertible preferred stock and 2,647,102 shares of Series B convertible preferred stock.  The Company has determined that the modification of the Series A and Series B convertible preferred stock was sufficiently substantial to treat the additional issuances as an extinguishment of the existing Series A and Series B convertible preferred stock.  In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10, Earnings Per Share, the Company recorded a gain of $4,798,194 attributable to common stockholders equal to the excess of the carrying value of the Series A and Series B convertible preferred stock over the fair value of the Series A and Series B convertible preferred stock after the modifications and issuance of additional shares on January 12, 2015.  The Company based its estimate of fair value on a valuation methodology discussed in Note 4 above.

Effective with the issuance of the Series C redeemable convertible preferred stock, all of the Company’s Series A, Series B and Series C preferred stock became redeemable five years after the issuance of the Series C redeemable convertible preferred stock at the option of the Series C preferred stockholders.  The Company accreted the carrying value of its Series A and Series B convertible preferred stock and its Series C redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at March 31, 2015 and May 5, 2015, the date of the conversion of all preferred stock to common stock in connection with the IPO.  The Company based its estimate of fair value on a valuation methodology discussed in Note 3 above.

Deferred financing costs of $66,187 at December 31, 2014 relate to the Series C redeemable convertible preferred stock offering and were netted against the gross proceeds.

9. Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (ASC 718).  ASC 718 requires all stock-based payments to employees, including grants of employee stock options, restricted stock units, or RSUs, and modifications to existing stock awards, to be recognized in the statement of operations and comprehensive loss based on their fair values.  The Company accounts for stock-based awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of the award to be re-measured at fair value until a performance commitment is reached or counterparty performance is complete.

The Company’s stock-based awards are comprised of stock options and restricted stock units.  The Company estimates the fair value of options granted using the Black-Scholes option pricing model.

Stock Option Plans

During February 2006, the Company adopted the CoLucid Pharmaceuticals, Inc. Equity Incentive Plan (the “2006 Plan”). A total of 89,182 shares of common stock were reserved for issuance under the 2006 Plan as of September 30, 2015. Of this amount, 80,900 shares were available for future stock option grants as of September 30, 2015. Eligible plan participants include employees, directors and consultants. The board of directors shall determine the exercise price, term, and vesting provisions of all options at their grant date.

On April 16, 2015, the board of directors adopted the CoLucid Pharmaceuticals, Inc. 2015 Equity Incentive Plan (the “2015 Plan”), which was approved by the stockholders on the same day. There were a total 1,819,100 shares of the Company’s common stock reserved for issuance pursuant to the 2015 Plan, of which 246,675 shares were available for future grant as of September 30, 2015. The 2015 Plan allows for the granting of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units and other awards convertible into or otherwise based on shares of common stock. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will automatically increase annually on January 1st of each calendar year by an amount equal to the lesser of: a) six percent (6%) of the number of common shares of stock outstanding as of December 31st of the immediate preceding calendar year, or b) 1,200,000 shares, provided, however, that the board of directors may determine that any annual increase be a lesser number.

The Company did not grant any stock options during the three months and nine months ended September 30, 2014.

The fair value of the stock options granted are estimated on the date of grant using all relevant information, including application of the Black-Scholes option-pricing model. When applying the Black-Scholes option-pricing model to compute stock-based compensation, the Company assumed the following for the nine months ended September 30, 2015:  risk-free rate of return of 1.5% to 2.2%; expected average option life of 5.0 to 9.8 years; average volatility of 79.1% to 92.6%; expected forfeiture rate of 12.4%; and expected dividend rate of 0%. The risk-free rate of return was based on U.S Treasury rates. The expected average option life assumption is based upon the simplified or “plain-vanilla” method, which averages the contractual term of the options (10 years) with the vesting term (4 years) taking into consideration multiple vesting tranches.  Expected volatility for the period ended September 30, 2015 is based upon the historical volatility of comparable companies. The Company does not expect to pay dividends in the foreseeable future.

The following summarizes the stock option stock activity during the period:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		price	contractual	intrinsic
	Shares	per share	term (years)	value
Outstanding at December 31, 2014	81,820	$4.48	3.0	$255,777
Granted	1,211,917	9.73
Exercised	(19,674)	4.55
Expired	(53,864)	4.59
Outstanding at September 30, 2015	1,220,199	$9.70	9.6	$—
Options exercisable	8,282	$4.83	2.4	$—
Options vested and expected to vest	1,018,478	$9.70	9.6	$—

The aggregate intrinsic value in the above table is the difference between the closing common stock price on September 30, 2015 of $3.87 per share and the option exercise price multiplied by the number of in-the-money options as of September 30, 2015. As of September 30, 2015, total unrecognized stock-based compensation expense relating to unvested employee stock awards, was $5.2 million. This amount is expected to be recognized over a weighted-average period of 3.31 years. There was no unrecognized stock-based compensation expense as of September 30, 2014. The weighted average fair value of options granted during the nine months ended September 30, 2015 was $9.73 per share.

Restricted Stock Awards

On May 5, 2015, the Company issued 360,508 restricted stock units to the Chief Executive Officer at a grant date fair value of $10.00 per share.  The restricted stock units have a requisite service period of four years, whereby the award vests 50% six months after grant, 12.5% on the one-year anniversary of the grant, then ratably over the next 36 months, subject to continuous service of the employee.  As of September 30, 2015 there was approximately $2.1 million of unrecognized compensation cost related to the restricted stock unit awards.

Employee Stock Purchase Plan

On April 16, 2015, the board of directors adopted the Company’s Employee Stock Purchase Plan (the “ESPP”), which was approved by the stockholders on the same day.  There are 300,000 shares of the Company’s common stock reserved for issuance and sale pursuant to the ESPP.  In addition, the ESPP provides for automatic annual increases in the number of shares available for issuance under the ESPP on January 1 of each year in an amount equal of the lesser of: (i) 1% of the total number of shares outstanding as of December 31 of the immediately preceding calendar year, or (ii) 150,000 shares, unless a lesser number of shares is otherwise determined by the Company’s board of directors.  The ESPP will permit the Company’s employees to purchase shares of the Company’s common stock. As of September 30, 2015, the ESPP has not been put into effect, but has been granted approval to enroll employees as of December 1, 2015.

Compensation Expense Summary

The Company recognized the following compensation cost related to share-based awards in the three and nine months ended September 30, 2015:

	Three months ended	Nine months ended
	September 30,	September 30,
	2015	2015
Research and development	$176,936	$293,371
General and administrative	1,795,372	2,832,539
Total	$1,972,308	$3,125,910

Compensation expense by type of award in the three and nine months ended September 30, 2015 was as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2015	2015
Stock options	$1,075,263	$1,670,470
Restricted stock units	897,045	1,455,440
Total	$1,972,308	$3,125,910

There was no share-based compensation expense in the three- or nine-month periods ending on September 30, 2014.

10. Net Loss Per Common Share

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

The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(8,949,996)	$(714,925)	$(19,510,224)	$(2,387,711)
Gain on exchange of convertible preferred stock	—	—	4,798,194	—
Accretion of redeemable convertible preferred stock	—	—	(12,552,830)	—
Net loss attributable to common stockholders	$(8,949,996)	$(714,925)	$(27,264,860)	$(2,387,711)
Denominator:
Weighted average common shares outstanding - Basic and Diluted	15,153,135	143,810	8,336,147	140,029
Net loss per share allocable to common stockholders - Basic and Diluted	$(0.59)	$(4.97)	$(3.27)	$(17.05)

The common stock equivalents in the table below were excluded from the calculation of diluted weighted-average shares outstanding due to their anti-dilutive effect:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Convertible preferred stock	—	1,026,602	3,971,137	915,791
Outstanding stock options	1,183,322	17,255	655,026	17,255
Restricted stock	360,508	—	196,761	—

11. Employee Retirement Plan

The Company maintains a retirement plan (the “401(k) Plan”) authorized by Section 401(k) of the Internal Revenue Code. In accordance with the 401(k) Plan, all employees are eligible to participate in the 401(k) Plan as of the first day of the month following commencement of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary, and no contributions were made during the nine months ended September 30, 2015 or September 30, 2014.

12. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2015, as the Company incurred losses for the nine months ended September 30, 2015 and is forecasting additional losses through the end of 2015, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2015.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a valuation allowance, since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized. Therefore, no federal or state income taxes are expected and none have been recorded as of September 30, 2015. Income taxes have been accounted for using the liability method.

Utilization of the Net Operating Loss carryforward (“NOL”) may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an "ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain shareholders. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since its formation. The Company has not recorded NOLs that, as a result of these restrictions, will expire unused.

In May 2014, the Company paid taxes to the Republic of Korea in connection with its distribution and supply agreement with Ildong.

13. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company believes the adoption of this guidance will not have a material effect on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The accounting standards update provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not intend to early adopt this standard. The Company does not anticipate that the adoption of this standard will have an impact on its financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management Overview

We are a Phase 3 clinical-stage biopharmaceutical company that is developing an innovative and proprietary small molecule for the acute treatment of migraine headaches. Our product candidates utilize the first new mechanism of action under development in the last twenty years, which we believe could address the unmet needs of migraine patients, including those with cardiovascular risk factors or stable cardiovascular disease and those who are dissatisfied with existing therapies. Lasmiditan, our lead product candidate, is an oral tablet for the acute treatment of migraine headaches in adults which is not expected to have the clinical limitations associated with the most commonly used therapies. We are also developing intravenous lasmiditan, or IV lasmiditan, for the acute treatment of unspecified non-traumatic primary headache pain in adults in emergency room and other urgent care settings, another significant unmet medical need.

Since our inception in 2005, we have devoted substantially all of our resources to the development of our product candidates. We do not have regulatory approvals in any jurisdiction to sell any products and have not generated any revenue. Since our inception and through September 30, 2015, we have raised $137.1 million to fund our operations, substantially all of which was from the sale of common and preferred stock and debt instruments. In January 2015, we issued and sold shares of our Series C convertible preferred stock in our Series C financing for gross proceeds of $36.9 million. In May 2015, we sold 5,500,000 shares of its common stock in an initial public offering, or IPO, for gross proceeds of approximately $55.0 million.  We believe we have sufficient cash and cash equivalents to enable us to complete our two planned pivotal Phase 3 clinical trials and initiate our long-term, open-label study of lasmiditan. We also estimate that such funds will support our operating expenses and capital expenditure requirements into mid-2017.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $3.0 million and $2.2 million for the years ended December 31, 2014 and 2013, respectively, and $19.5 million for the nine months ended September 30, 2015, and as of September 30, 2015 our accumulated deficit was $75.9 million. These net losses resulted primarily from our research and development programs, including our preclinical development activities and clinical trials, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. These net losses and negative operating cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

We do not expect to generate revenue from product sales unless and until we obtain marketing approval from the FDA, for our product candidates and successfully commercialize our product candidates. We expect that our expenses will increase substantially as we continue the research and development of our product candidates and maintain, expand and protect our intellectual property portfolio. If we obtain marketing authorization for our product candidates, we expect to incur significant commercialization expenses related to organizational growth, product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources, including potential commercial collaborations. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our product candidates.

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

Interest Income.    In the three and nine months ended September 30, 2015 we had interest income related to the marketable securities we purchased in this quarter.  The income is interest earned during the current period on these securities.

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

Results of Operations

The following table sets forth our results of operations for the three months (“third quarter”) and nine months ended September 30, 2015 and 2014:

	Three months ended				Nine months ended
	September 30,		Increase (decrease)		September 30,		Increase (decrease)
	2015	2014	$	%	2015	2014	$	%
Operating expenses:
Research and development	$5,777,160	$382,106	$5,395,054	1412%	$13,533,612	$818,704	$12,714,908	1553%
General and administrative	3,218,601	293,220	2,925,381	998%	6,049,175	925,506	5,123,669	554%
Total operating expenses	8,995,761	675,326	8,320,435	1232%	19,582,787	1,744,210	17,838,577	1023%
Loss from operations	(8,995,761)	(675,326)	(8,320,435)	1232%	(19,582,787)	(1,744,210)	(17,838,577)	1023%
Other income (expense):
Interest income	45,765	401	45,364	11313%	72,563	1,063	71,500	6726%
Interest expense	—	(40,000)	40,000	(100)%	—	(397,064)	397,064	(100)%
Total other expense, net	45,765	(39,599)	85,364	(216)%	72,563	(396,001)	468,564	(118)%
Net loss before income tax expense	(8,949,996)	(714,925)	(8,235,071)	1152%	(19,510,224)	(2,140,211)	(17,370,013)	812%
Income tax expense	—	—	—	0%	—	(247,500)	247,500	(100)%
Net loss	$(8,949,996)	$(714,925)	$(8,235,071)	1152%	$(19,510,224)	$(2,387,711)	$(17,122,513)	717%

Revenue.    We did not recognize any revenue in 2015 or 2014. In May 2014, we received a $1.5 million up-front payment in connection with the distribution and supply agreement with Ildong, which is reflected in deferred revenue and will be recognized as revenue after we commercialize lasmiditan. We do not expect to recognize revenue in 2015 as we continue development of our product candidates.

Research and Development Expenses.    Our research and development expenses increased to $5.8 million in the third quarter of 2015, compared to $382,000 in the third quarter of 2014. For the nine months ended September 30, 2015, our research and development expenses increased to $13.5 million, compared to $819,000 for the nine months ended September 30, 2014.  The increases in our research and development expenses in three- and nine-month periods of 2015 over the comparable periods of 2014 were primarily due to increased costs relating to preparations for and initiation of our first pivotal Phase 3 clinical trial of lasmiditan. All research and development expenses for such periods are attributable to lasmiditan and consisted primarily of clinical trial expenses ($5.3 million and $12.4 million for the three and nine months ending September 30, 2015 versus $275,000 and $486,000 for the three and nine months ending September 30, 2014), personnel-related costs, and external research and development expenses. We expect our research and development costs will significantly increase throughout the remainder of 2015 due to additional expenses associated with our first pivotal Phase 3 clinical trial of lasmiditan and the initiation of our open-label study.

General and Administrative Expenses.    General and administrative expenses increased to $3.2 million in the third quarter of 2015, compared to $293,000 in the third quarter of 2014. For the nine months ended September 30, 2015, our general and administrative expenses increased by approximately $5.1 million to $6.0 million, compared to $926,000 for the nine months ended September 30, 2014. The increase in our general and administrative expenses in 2015 was primarily due to increased personnel expenses ($2.3 million and $3.8 million including stock compensation for the three and nine months ending September 30, 2015, and $28,000 and $87,000 for the three and nine months ending September 30, 2014) and consulting and professional fees as we build an administrative infrastructure to support a publically traded company. Our general and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees and consultants. Other general and administrative expenses include professional fees for directors, external audit services, legal services, directors’ and officers’ insurance, facilities, consultants and expenses associated with obtaining and maintaining patents.

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

Interest Income.   Interest income was $46,000 in the third quarter of 2015, primarily received on our investment in corporate debt securities.  We did not receive any interest income in 2014.

Interest Expense.    Interest expense was $40,000 in the third quarter of 2014 and $397,000 for the nine months ended September 30, 2014 related to convertible promissory notes payable.  The convertible promissory notes payable converted to Series B convertible preferred stock in July 2014, therefore there was no comparable interest expense in 2015. We do not anticipate incurring any significant interest expense in 2015, as we have no commercial debt or outstanding promissory notes following the conversion of all then-outstanding promissory notes into shares of Series C preferred stock in January 2015.

Income Taxes.  We paid $247,500 in income taxes in May 2014 to the Republic of Korea in connection with our distribution and supply agreement with Ildong Pharmaceuticals Co., Ltd.

Liquidity and Capital Resources

Cash Flows.    We have incurred losses and cumulative negative cash flows from operations since our inception in 2005, and as of September 30, 2015, we had a deficit accumulated of $75.9 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations and to obtain regulatory approval for our product candidates, which we may raise through a combination of equity offerings, debt financings and other third-party funding.

We have historically funded our operations principally from the issuance of notes payable and preferred stock. Since our inception through September 30, 2015 we have raised aggregate proceeds of $137.1 million to fund our operations, of which $49.8 million related to our IPO completed in May 2015, $78.2 million was from the sale of preferred stock and $9.1 million from issuance of debt instruments. As of September 30, 2015 we had cash and cash equivalents of $36.0 million.

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Nine months ended
	September 30,		Increase (decrease)
	2015	2014	$	%
Net cash provided by (used in):
Operating activities	$(12,584,836)	$(228,506)	$(12,356,330)	5407%
Investing activities	(38,168,728)	—	(38,168,728)	100%
Financing activities	86,568,613	477,349	86,091,264	18035%
Net increase in cash and cash equivalents	$35,815,049	$248,843	$35,566,206	14293%

Net Cash from Operating Activities.    Net cash used in operating activities for the nine months ended September 30, 2015 consisted primarily of a net loss of $19.5 million, adjusted for changes in working capital that provided approximately $3.7 million and stock-based compensation of approximately $3.1 million. Net cash used in operating activities of $229,000 for the nine months ended September 30, 2014 consisted primarily of the $1.5 million upfront payment from Ildong accounted for as deferred revenue, partially offset by a net loss of $2.4 million adjusted for non-cash interest expense on the convertible promissory notes of $397,000, as well as changes in working capital which provided $261,000.

Net Cash from Investing Activities.    Net cash used in investing activities for the nine months ended September 30, 2015 was $38.2 million and was comprised of purchases of marketable securities.  No cash was provided by or used in investing activities for the nine months ended September 30, 2014.

Net Cash from Financing Activities.    Net cash provided by financing activities for the nine months ending September 30, 2015 was $86.6 million consisting primarily of gross proceeds of $55.0 million less offering costs of $5.2 million from the IPO and $36.7 million from the series C financing. Net cash provided by financing activities of $447,000 for the nine months ending September 30, 2014 consisted entirely of proceeds from the issuance of convertible notes payable.

Funding Requirements.    Our primary uses of capital are, and we expect will continue to be, salaries and personnel-related expenses, costs related to clinical trials, accounting expenses, legal expenses, other regulatory expenses and general overhead costs. We expect our expenses to significantly increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development, initiate large pivotal Phase 3 clinical trials and seek regulatory approvals for our product candidates. In anticipation of regulatory approval for our product candidates, we expect to incur significant pre-commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, as discussed above, since the closing of the IPO, we expect to incur additional costs associated with operating as a public company.

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

Contractual Obligations

We do not have any material long-term contractual obligations or commercial obligations other than to Eli Lilly. We enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This accounting standards update will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. The new standard is effective for our company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures. We have not yet selected a transition method nor has we determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification 718, Compensation—Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We believe the adoption of this guidance will not have a material effect on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The accounting standards update provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not intend to early adopt this standard. We do not anticipate that the adoption of this standard will have an impact on our financial condition.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Use of Proceeds from Registered Securities

On May 5, 2015, we issued and sold 5,500,000 shares of our common stock in the IPO at a public offering price of $10 per share, for aggregate gross proceeds of $55.0 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-203100), which was declared effective by the SEC on May 5, 2015. Piper Jaffray & Co and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers for the offering. William Blair & Company acted as lead manager and Ladenburg Thalmann acted as co-manager for the offering. The offering commenced on May 5, 2015 and terminated on May 11, 2015.

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

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoLucid Pharmaceuticals, Inc.

Date: November 10, 2015	By:	/s/ Matthew D. Dallas
Matthew D. Dallas
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

3.1	Fifth Amended and Restated Certificate of Incorporation	8-K	001-37358	05/11/2015	3.1

3.2	Amended and Restated By-laws	8-K	001-37358	05/11/2015	3.2

10.1	Letter Agreement dated September 16, 2015 by and between the Company and Bernice Kuca					X

10.2	Letter Agreement dated August 14, 2015 by and between the Company and Nadia Rupniak					X

10.3	Amended and Restated Consulting Agreement dated September 16, 2015 by and between the Company and LLH Associates, LLC.					X

10.4	Non-Employee Director Compensation Plan adopted August 4, 2015.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.1

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations and Comprehensive Loss (unaudited), (iii) Statements of Cash Flows (unaudited), and (iv) Notes to the Financial Statements.

X