Form 10-K
period 2015-12-31
CoLucid Pharmaceuticals, Inc.
filed 2016-03-24
CIK 1348649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37358

CoLucid Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	20-3419541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
222 Third Street Suite 1320 Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 285-6495

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001 Per Share	The NASDAQ Stock Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES   ☐  NO   ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES   ☐  NO   ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ☒   NO   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES   ☒  NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   ☐  NO   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2015, was $62,192,043.

The number of shares of Registrant’s Common Stock outstanding as of March 23, 2016 was 15,274,824.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 10, 2016, are incorporated by reference into Part III of this Report.

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are being made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) with the intention of obtaining the benefit of the “safe harbor” provisions of the PSLRA. The forward-looking statements involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, including the development of our drug candidates, the timeline for clinical development and regulatory approval of our drug candidates, the structure of our planned clinical trials and our ability to fund our operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include:

•	the initiation, timing, progress and results of ongoing and future preclinical studies and clinical trials, and our research and development programs;
•	our expectations regarding timing of results in our two pivotal Phase 3 clinical trials of lasmiditan;
•	our expectations regarding timing of initiation of our single pivotal Phase 3 clinical trial of IV lasmiditan;
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

•	regulatory developments in the United States and foreign countries;
•	the success of competing procedures that are or become available;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;
•	our use of proceeds from our initial public offering;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry.

All forward-looking statements in this Annual Report on Form 10-K involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

PART I

Item 1. Business.

Overview

We are a Phase 3 clinical-stage biopharmaceutical company that is developing an innovative and proprietary small molecule for the acute treatment of migraine. Our product candidates utilize the first new mechanism of action for acute treatment of migraine in the last twenty years, which we believe could address the unmet needs of migraine patients, including those with cardiovascular risk factors or stable cardiovascular disease and those who are dissatisfied with existing therapies. Lasmiditan, our lead product candidate, is an oral tablet that has been designed to deliver efficacy for the acute treatment of migraine in adults without the vasoconstrictor activity and clinical limitations associated with previous generations of migraine therapies. Lasmiditan selectively targets 5-HT1F receptors expressed in the trigeminal pathway in the central nervous system, or CNS. Lasmiditan is designed to penetrate the CNS and block the pathway that contributes to headache pain. Triptans were not designed to penetrate the CNS and have limited affinity for 5-HT1F receptors. Lasmiditan has been given the generic stem name “ditan,” which distinguishes it from other drug classes, including triptans, the current standard of care for migraine. We have completed seven clinical trials in which we dosed 393 migraine patients and 213 healthy subjects with lasmiditan or intravenous, or IV, lasmiditan.

In our Phase 2b clinical trial of lasmiditan, we met our primary endpoint of headache relief with statistical significance as well as our secondary endpoint of freedom from the associated symptoms of nausea, sensitivity to sound and sensitivity to light. Headache relief is defined as reducing a moderate or severe headache at baseline to mild or none two hours after dosing. In our completed clinical trials, lasmiditan was well tolerated and had a favorable patient global impression of change, an indicator of patient satisfaction.

We are conducting our first pivotal Phase 3 randomized, double-blind, placebo-controlled clinical trial of lasmiditan, or SAMURAI, under a special protocol assessment agreement, or SPA agreement, with the U.S. Food and Drug Administration, or FDA, with top-line data expected in the third quarter of 2016. We also plan to initiate a second pivotal Phase 3 clinical trial, or SPARTAN, in the second quarter of 2016 under a SPA agreement. We are currently enrolling patients in GLADIATOR, a Phase 3 long-term, open-label clinical trial of lasmiditan. GLADIATOR’s objective is to evaluate the safety and efficacy of lasmiditan, as well as resource utilization, functional outcomes and disability. Migraine patients who complete our ongoing SAMURAI trial, as well as the planned SPARTAN trial, will be eligible to enroll in GLADIATOR. GLADIATOR is expected to enroll up to a total of 2,580 subjects, who will be randomized to receive 100 mg or 200 mg of lasmiditan and treated for up to eight migraine attacks per month for one year. Based on the results of GLADIATOR, we intend to build an appropriate safety database to support submission of a New Drug Application, or NDA, to the FDA seeking marketing approval for lasmiditan in the United States with a product label that is differentiated from triptans. At the time of the NDA submission, it is anticipated that there will be more than 15,000 patient exposures to lasmiditan in the entire clinical program.

We are also developing intravenous lasmiditan, or IV lasmiditan, for the acute treatment of headache pain associated with migraine in adults in emergency room and other urgent care settings. In our Phase 2 clinical trial of IV lasmiditan, we met our primary endpoint of headache relief with statistical significance. We have filed an Investigational New Drug application, or IND, with the FDA for IV lasmiditan and our clinical program may proceed when we manufacture our IV product under the FDA’s current Good Manufacturing Practices (“cGMP”) and we submit a certificate of analysis (“COA”).  Preliminary feedback has been received on our Phase 3 clinical trial, RANGER, which will be resubmitted under a request for SPA in parallel to the submission of the COA.

We own or have exclusive rights to the intellectual property for lasmiditan and IV lasmiditan, including composition of matter protection. We have commercial exclusivity for lasmiditan and IV lasmiditan in the United States until 2025, which we expect will be extended up to five years to 2030 by obtaining a term extension under the provisions of the Hatch-Waxman Act.

Market Potential and Patient Population

Large scale epidemiologic studies demonstrate that migraine afflicts 36 million Americans and accounts for more than 112 million days of lost work annually. Individuals differ widely in the frequency, severity and associated symptom profiles of their attacks as well as their comorbidities. As a consequence, individualized treatment is of crucial importance for this heterogeneous disorder making it prone to misunderstanding, under diagnosis and under treatment.

Healthcare professionals, as well as the general public, commonly believe that migraine is a disease predominantly affecting young women, and that the population of patients with migraine decreases among those over the age of 40. We conducted a study with IMS Health to examine this perception, as well as other commonly held beliefs. IMS Health’s analysis confirms that although there are a number of younger female patients with a migraine diagnosis, the majority of the overall diagnosed population (55%) is 40 years or older and over 80% of that population is female.

(We also note that while 19% of the adult diagnosed migraine patients are male, they are only 15% of the treated population; while a relatively smaller population in comparison to the female population, the male population is substantial and could be an interesting group as the perception of migraine as a “women’s disease” may result in making treatment more difficult for men.)

This study also examined the migraine population with cardiovascular risk factors and coronary artery disease, or CAD. As discussed earlier, IMS Health’s analyses found that there were 3.7 million adult patients diagnosed with migraine during the one-year study period. Of those patients, the study found that 2.8 million of them, or 76%, have cardiovascular conditions or risk factors that contraindicate use of or warn against triptan use. (Triptans, the most commonly prescribed treatment for migraine, are described in greater detail below.)

The IMS Health study states that the rate of CAD events is 6.4% among the general adult patient population under the age of 65 that is insured. As expected, however, the CAD event rate increases with age. Compared to the general adult population, adult patients with a diagnosis of migraine have higher rates of CAD events—9.9% compared to 6.4%, or 1.5 times the rate of the general population. In every age and gender cohort comparison, CAD event rates of diagnosed migraine patients are higher; for example, in adult patients under the age of 40, the rates are 3.0 times as high as the general population rate (4.6% compared to 1.4%) and in patients over 40 years of age, CAD event rates are 1.8 times higher among patients diagnosed with migraine (18.0% compared to 10.2%).

Additionally, this study compared the rate of CAD events for diagnosed and treated migraine patients as well as those treated with triptans or other acute therapies. Triptan-treated patients have a CAD event rate of 5.9% compared to the event rate for the diagnosed adult migraine population of 9.9% during the time period under study. This suggests that, as shown by prescription data, physicians avoid use of triptans in high-risk populations, either not treating patients with drug therapy or choosing alternatives such as bultalbitals and opioids. In other words, physicians are selective in prescribing triptans.

Risk factors such as family history of CAD, hypertension and smoking increase the likelihood of a future CAD event in both males and females for all age cohorts. For example, men and women ages 18 to 29 with a family history of CAD are about 4 times more likely to have a CAD event (odds ratio, or OR, of 4.1 and 3.8, respectively) than patients without a family history of CAD. Dyslipidemia, diabetes, and obesity also increase the chance of a future CAD event; however, the increases are more variable by the patient’s age and gender.

A migraine diagnosis is a predictor of a future CAD event. The analysis shows that, among female patients ages 18 to 29, a migraine diagnosis increases the risk of having a future CAD event four fold (OR of 4.5), which is even higher than the risk for women with a hypertension diagnosis or treatment. In fact, a migraine diagnosis in the age cohort of 18- to 29-year-olds is the highest predictor of a future CAD event for women. Likewise, a migraine diagnosis in younger male patients also resulted in the highest risk for those ages 18 to 29 and ages 30 to 34 (OR of 5.1 and 5.7, respectively). With the migraine diagnosis itself being a predicator of future CAD events, limiting the introduction of other risk factors into the migraine diagnosed population seems sensible.

We believe that lasmiditan will be used as a first line therapy for the acute treatment of migraine, with or without aura, in adult patients, specifically those with cardiovascular risk factors or those with a diagnosis of cardiovascular disease. If approved by the FDA, we believe lasmiditan could be used as a second-line, alternative therapy for the more than 40% of patients who fail to respond to triptans or who are dissatisfied with existing therapies.

Migraine Overview

Current Treatment.    Migraine is a chronic and debilitating disorder characterized by episodic attacks of moderate to severe throbbing headaches, worsened by physical activity and associated with nausea, sensitivity to sound and sensitivity to light. Some people get migraine headaches only once or twice a year, but about 25% of sufferers experience an attack once or twice a week. Pain can last a few hours or up to 72 hours. More than 90% of sufferers are unable to work or function normally during a migraine attack, and depression, anxiety and sleep disturbances are common comorbid conditions for those with chronic migraine.

Products for acute treatment of migraine are used to alleviate pain and symptoms during the attack. Preventative products are used to reduce the frequency of migraine episodes, although most of these patients continue to develop migraine headaches and still require acute therapy. According to IMS Health Analytics and Decision Resources, prescription drug sales for migraine in the top seven countries were estimated to be $3.3 billion in 2015, and are expected to grow to $4.4 billion in 2020.

Triptans, a family of tryptamine-based drugs first sold in the 1990s, account for almost 80% of anti-migraine therapies prescribed at office visits. Generic sumatriptan, the most commonly prescribed triptan, has been available since 2009, and the entire class will be generic by the time we expect to launch lasmiditan. Other less commonly prescribed acute treatments include ergot alkaloids, analgesics including opioids, non-steroidal anti-inflammatory drugs, or NSAIDs, acetaminophen and antiemetics.

Limitations of Current Acute Migraine Treatments.    The vasoconstrictor mechanism of action of triptans confers a risk of serious cardiovascular adverse events, some fatal in patients with cardiovascular disease. Triptans are contraindicated in patients with cardiovascular, cerebrovascular or peripheral vascular disease. Triptan product labels include warnings and precautions stating that migraine patients with multiple risk factors for cardiovascular disease (such as hypertension, hypercholesterolemia, smoker, obesity, diabetes, strong family history of coronary artery disease, women with surgical or physiological menopause and men over 40 years of age) should undergo a cardiovascular evaluation before receiving a triptan dose, and should have their first dose administered in a medically supervised setting. Confounding for the treating physician is the fact that up to 24% of patients taking oral triptans and 41% of patients taking subcutaneous triptans in controlled studies report symptoms such as chest pressure. These symptoms may be troubling for prescribing physicians and patients because physicians may be unable to diagnose whether or not the patient is suffering from a non-life threatening side effect of the triptan or from a serious cardiovascular event.

The need for an effective acute treatment for a migraine headache is only partially satisfied by triptans. Typically, only 50 to 60% of migraines respond to an oral triptan within two hours and even then symptoms commonly recur within 24 hours. Additional triptan formulations have been developed, but they are all still vasoconstrictors and most of these products have had limited market success due to lack of perceived benefit, lack of patient acceptance and lack of compliance. Less than half of the 3.7 million diagnosed adult migraine patients in the U.S. are treated on an annual basis.

There are approximately 3.1 million emergency room visits annually in the U.S. for a principal diagnosis of headache. A third of these patients are diagnosed as migraine, largely based on prior history, with the remainder categorized as headache non-specific; however, emergency department physicians typically suspect most of these headaches to have migraine origins. Treatment in the emergency department is largely symptomatic, with IV “cocktail” therapies predominating. The IV route is preferred since many patients present with nausea. Triptans find little emergency department utilization given patient self-treatment, the lack of an IV formulation, and a belief they are less effective later in the pain cycle. The most commonly used treatments in emergency room management of headache pain include opioids, neuroleptics, NSAIDs, corticosteroids and antiepileptics. Opioids in particular present disadvantages for patients as well as hospitals because of their high abuse liability. The U.S. Centers for Disease Control and Prevention, or CDC, has recognized this growing issue and officially classified prescription opioid abuse as an epidemic.

Our Product Candidates

We are developing our product candidates to treat unmet needs of patients needing acute treatment of migraine on an outpatient basis, and headache pain associated with migraine in the emergency room, or ER, and urgent care settings, including those with cardiovascular risk factors or disease and those who are dissatisfied with existing therapies because of either inadequate response or tolerability issues. If approved, we believe that our product candidates could be an attractive option for the acute treatment of migraine and headache pain associated with migraine by providing:

•	relief of migraine pain and associated symptoms;
•	a novel, centrally-acting mechanism with no evidence of vasoconstriction;
•	physician and patient confidence to treat migraine in the presence of cardiovascular risk factors;
•	an alternative treatment option for patients not adequately managed with triptans;
•	favorable patient satisfaction and good tolerability; and
•	an additional non-opioid treatment option for headache pain associated with migraine in emergency room and other urgent care settings.

The table below summarizes the clinical phase of development for each of our product candidates:

Lasmiditan.    In 2015 we commenced our Phase 3 clinical program for oral lasmiditan for which the primary indication is acute treatment of migraine, with or without aura, in adults. In April 2015 we initiated the first pivotal Phase 3 clinical trial for oral lasmiditan called SAMURAI, and in October 2015 we initiated a long-term, open-label clinical trial of lasmiditan called GLADIATOR. In the second quarter of 2016 we expect to initiate our second pivotal Phase 3 clinical trial called SPARTAN. Our completed, multi-site Phase 2b clinical trial of lasmiditan was a randomized, double-blind, placebo-controlled parallel group dose-ranging study in which we treated patients for a single migraine attack. Our Phase 2b clinical trial treated 305 patients with lasmiditan and achieved, with statistical significance, its primary endpoint of headache relief, defined as reducing a moderate or severe headache at baseline to mild or none, two hours after dosing, which is the regulatory time point for efficacy assessment. Headache relief was observed in 64% of patients receiving a 100 mg oral dose of lasmiditan and in 51% of patients receiving a 200 mg oral dose of lasmiditan as compared to 26% of patients receiving placebo.

In addition to our primary endpoint of headache relief, a secondary endpoint in our Phase 2b clinical trial was freedom from headache pain two hours after dosing, which is a more rigorous endpoint. This endpoint was also met with statistical significance and demonstrated a dose response. Seven percent of patients on placebo, 14% of patients receiving 100mgs of lasmiditan and 19% of patients receiving 200mgs of lasmiditan were headache free after two hours. Lasmiditan was well tolerated and had a favorable patient global impression of change, an indicator of patient satisfaction.

We believe we have clear guidance for the design of SAMURAI under our Special Protocol Assessment, or SPA, agreement with the FDA. We initiated SAMURAI with the first patient randomized on April 27, 2015 and expect top-line data in the third quarter of 2016. SAMURAI is a randomized, double-blind, placebo-controlled parallel group study that is expected to randomize 2,225 migraine patients and treat a single migraine in up to 1,483 migraine patients with lasmiditan at approximately 80 U.S. sites. As of December 31, 2015, we have randomized over 50% of the anticipated 2,225 total migraine patients for SAMURAI, and expect to have the trial fully enrolled by the end of the second quarter of 2016. At least 80% of all migraine patients enrolled in SAMURAI as of December 31, 2015 have multiple risk factors for cardiovascular disease. The average age of the migraine patients enrolled in SAMURAI is 44 years old. The primary endpoint of SAMURAI is the proportion of lasmiditan patients who are free of headache pain two hours after dosing, which was a secondary endpoint of our Phase 2b clinical trial. The key secondary endpoint of SAMURAI is the proportion of lasmiditan patients who are free from their self-reported most bothersome symptom associated with migraine two hours after dosing: nausea, sensitivity to sound or sensitivity to light.

The FDA has granted us a SPA agreement for SPARTAN. SPARTAN is proposed as a global trial with the same primary and secondary endpoints previously agreed to in SAMURAI. SPARTAN is proposed to randomize 2,968 patients and enroll “All Comers,” meaning that patients enrolled will not have restrictions for any cardiovascular risk factors or conditions. Under SPARTAN, migraine patients will be randomized to either lasmiditan 50, 100 or 200 mg or placebo. The purpose of adding a lower dose (50 mg) is to establish the minimally effective dose of lasmiditan and provide for a potential subgroup analysis in smaller or elderly patients. SPARTAN is expected to begin enrollment in the second quarter of 2016 and to complete enrollment mid-2017.

Migraine patients completing theSAMURAI or SPARTAN trial will also be offered enrollment in GLADIATOR. GLADIATOR’s objective is to evaluate the safety and efficacy of lasmiditan, as well as resource utilization, functional outcomes and disability. GLADIATOR is expected to enroll up to a total of 2,580 subjects, who will be randomized to receive 100 mg or 200 mg of lasmiditan and treated for up to eight migraine attacks per month for one year. Based on the results of GLADIATOR, we intend to build an appropriate safety database to support submission of a New Drug Application, or NDA, to the FDA seeking marketing approval for lasmiditan in the United States with a product label that is differentiated from triptans.

Our clinical program is designed to support a request for a product label that is differentiated from triptans. Triptan product labels include warnings and precautions against use in patients with cardiovascular risk factors or disease and triptans are not indicated to provide freedom from the most bothersome associated symptom. SAMURAI and SPARTAN will enroll migraine patients, including those with cardiovascular risk factors or disease. We plan to complete our two pivotal Phase 3 clinical trials for lasmiditan in the second half of 2017 and if successful, file for marketing approval in the United States.

IV Lasmiditan.    We are developing IV lasmiditan for the acute treatment of headache pain associated with migraine in adults, to be used in emergency rooms and urgent care settings. A significant number of patients seek treatment in an emergency room for an unspecified headache that may or may not be associated with migraine and we believe that IV lasmiditan’s non-vasoconstrictive, non-addicting properties will be beneficial for these patients. In our completed Phase 2 clinical trial, IV lasmiditan achieved its primary endpoint of a statistically significant dose response relationship for headache relief two hours after dosing with numerical superiority of the 20 mg and 30 mg doses of IV lasmiditan over the placebo group.

Our Strategy

Our objective is to establish lasmiditan as a first line therapy in migraine patients with cardiovascular safety concerns and as a second line therapy in those patients who do not respond to existing treatments. To achieve this objective, our strategy is as follows:

•

Seek marketing approval from the FDA for lasmiditan with a product label that is differentiated from triptans, whose labels include warnings and precautions against use in patients with cardiovascular risk factors or disease and are not indicated to provide freedom from the most bothersome associated symptom.

•

Commercialize lasmiditan in the United States by building our own specialized sales force targeting neurologists, headache specialists and selected, high-prescribing primary care and women’s health physicians who routinely treat patients suffering from migraine.

•	Seek marketing approval from the FDA for IV lasmiditan to treat headache pain associated with migraine in the emergency room and other urgent care settings.
•	Selectively establish collaborations for the development and commercialization of lasmiditan outside the United States and for IV lasmiditan.
•	Implement a life cycle management strategy to include development of additional formulations and possible new indications for lasmiditan and IV lasmiditan.

Sales, Marketing and Distribution

If we receive regulatory approval from the FDA, we plan to commercialize lasmiditan in the United States by building our own focused, specialized sales force of approximately 200 sales representatives to target approximately 15,000 neurologists, 1,500 headache specialists and the top 10% of primary care and women’s health physicians, who together treat approximately 50% of migraine attacks. We expect to commercialize IV lasmiditan, if approved, and secure IV lasmiditan, if approved, on hospital and urgent care formularies and support the subsequent launch of IV lasmiditan in the emergency room and other urgent care settings. We intend to control global development of lasmiditan and IV lasmiditan while collaborating with third parties who have expertise and resources to drive the development and commercialization outside of the United States. We expect to enter into additional arrangements with third parties for the development and commercialization of lasmiditan and IV lasmiditan if regulatory approval is received.

Competition

Acute Treatments.    We believe lasmiditan is the only new chemical entity, or NCE, in Phase 3 clinical development for the acute treatment of migraine. Allergan is developing an oral anti-calcitonin gene-related peptide, or CGRP, MK-1602, which has completed a Phase 2 study for the acute treatment of migraine. The data related to Allergan’s Phase 2 trial for MK-1602 has not yet been disclosed. Allergan states that they expect to initiate a Phase 3 study in 2016.

Products that are currently used for the acute treatment of migraine and headache pain include the following:

▪

Triptans.  This drug class is the current standard of care for the acute treatment of migraine, which includes sumatriptan, zolmitriptan, rizatriptan, naratriptan, eletriptan, and frovatriptan and the entire class will be generic by the time we expect to launch lasmiditan. Additional formulations of sumatriptan and rizatriptan are in development and, if approved, are expected to compete for market share as branded generic products by the time we have launched the commercialization of lasmiditan. Teva announced the launch of Zecuity, a transdermal iontophoretic sumatriptan patch, in September of 2015. On January 28, 2016, Avanir announced the FDA approval of Onzetra™ Xsail™, a fast acting dry powder nasal delivery formulation of sumatriptan. RedHill/IntelGenx’s oral thin film formulation of rizatriptan for the acute treatment of migraines is currently under review by the FDA. All of these products are expected to have precautions and warnings for patients with cardiovascular risk factors or disease.

▪

Dihydroergotamine.  The ergotamine drug class has largely been replaced by the triptans. However, an orally inhaled formulation of this drug, called SempranaTM, is currently under development and may be a potential competitor as a branded generic product. On February 22, 2016 Allergan announced a U.S. regulatory submission for SempranaTM is expected the second half of 2016. This drug class is also associated with contraindications, precautions and warnings with cardiovascular risk factors or disease.

▪	NSAIDs/Aspirin/Acetaminophen. These agents are generally used for less severe migraine attacks and are available as over-the-counter medications, as well as by prescription.
▪

Opioids, Barbiturates and Combination Products.  These products are mainly used for rescue therapy or treatment in emergency rooms and other urgent care settings, but have not been approved for the acute treatment of migraine.

Preventative Treatments.    Patients with significant disability or frequent migraine headaches, such as chronic migraine patients, who are those having a migraine attack 15 or more days per month, may also use a preventative agent in an attempt to decrease the frequency and/or severity of migraine symptoms. Despite preventative treatments, most patients continue to develop migraine headaches and still require acute therapy. It is estimated that there are approximately 3 million patients who suffer from chronic migraine in the United States alone.

There are currently five approved therapies for the preventative treatment of migraine. Botox® is the only product that has been approved for the prevention of chronic migraine. In those patients who do not qualify as having chronic migraine, but still have significant disability due to migraine, there are four products approved for use: topiramate and valproic acid, both anticonvulsant medicines, and propranolol and timolol, both beta-blockers.

There has been significant clinical activity for the development of antibodies targeting CGRP. It is believed that by directly targeting the CGRP neuropeptide with an antibody, or alternatively targeting its receptor, the incidence of migraine attacks can be reduced. By minimizing the activity of CGRP, CGRP-evoked dilatation of the cranial vessels can be reduced. The primary endpoint of clinical studies of these antibodies has been a reduction in the number of headache days per month. The following companies are developing anti-CGRP antibodies for preventative treatment of migraine: Amgen (AMG 334), Alder BioPharmaceuticals (ALD403), Eli Lilly (LY2951742) and Teva Pharmaceuticals (LBR-101).

While approved therapies have demonstrated a reduction in the number of headache days per month in controlled clinical studies, they do not eliminate headaches. Chronic migraine patients still experience episodic migraine attacks requiring acute treatment. We anticipate that even if anti-CGRP antibodies are approved for the preventative treatment of migraine, these migraine patients will still have multiple migraine attacks per month requiring acute treatment such as lasmiditan.

Intellectual Property and Proprietary Rights

We own or have exclusive rights to a significant patent portfolio related to the manufacture, sale and use of lasmiditan and IV lasmiditan. One portion of our portfolio is in-licensed from Eli Lilly and Company (Lilly), and the other portion is owned by us, through the activities of our work-for-hire employee inventors. The table below presents a brief summary of our patent portfolio directed to lasmiditan.

Key Intellectual Property

Family	Control by	Description
CLD01	Exclusive license from Eli Lilly	Claims issued for the compound lasmiditan; claims to a method of treating migraine; claims to the hemisuccinate and hydrochloride salts of lasmiditan
CLD02	Assignment under work-for hire agreement with Aptuit	Claims issued directed to process for making lasmiditan
CLD03	Assignment by our inventors	Claims pending for specific dosing regimens for lasmiditan in treating migraine, including amounts and routes of administration

Under the development and license agreement with Eli Lilly, we are also responsible for and have control over the filing and prosecuting of patent applications and maintaining patents, which cover making, using or selling lasmiditan.

Research and Development

We anticipate that our research and development expenditures will significantly increase due to the initiation of the SPARTAN clinical trial, the ongoing SAMURAI and GLADIATOR clinical trials, and the preparatory work for an NDA filing for oral lasmiditan including the clinical and non-clinical support studies required for the submission. We have three employees dedicated to research and development and we anticipate that we will require additional resources in order to support our research and development activities. During 2015 and 2014, our research and development expenses totaled $22.2 million and $1.2 million, respectively.

Government Regulation

Government Regulation and Product Approval

Government authorities in the United States at the federal, state and local level and in other countries extensively regulate, among other things, the research, development, testing, quality control, manufacture, packaging, storage, recordkeeping, approval, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. Our product candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way, but country-specific regulation remains essential in many respects.

U.S. Drug Approval Process.    In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, or FFDCA, and the FDA’s implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s current good laboratory practice, or cGLP, regulations;
•	submission to the FDA of an Investigational New Drug, or IND, application which must become effective before clinical trials in the United States may begin;
•	approval by an Institutional Review Board, or IRB, at each clinical site before each trial may be initiated;
•

performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication in accordance with the FDA’s current Good Clinical Practice, or cGCP, regulations;

•	submission to the FDA of a NDA;
•	satisfactory completion of a potential review by a FDA advisory committee, if applicable;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with FDA’s current Good Manufacturing Practices, cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

Preclinical Studies.    Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical trial protocol, among other things, must be submitted by a sponsor (pharmaceutical company) to the FDA to indicate the intent to open an IND application. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises questions or concerns, including concerns that human research subjects will be exposed to unreasonable health risks, related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials.    Clinical trials involve the administration of the investigational new drug to patients under the supervision of qualified investigators in accordance with cGCP requirements, which include the requirement that all research patients provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their ClinicalTrials.gov website.

Human clinical trials are typically conducted in three or four sequential phases, which may overlap or be combined:

•

Phase 1:    The drug is initially introduced into small number of healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion or, on occasion, in patients with severe problems or life-threatening disease to gain an early indication of its effectiveness.

•

Phase 2:    The drug is administered to a limited patient population to preliminarily evaluate the efficacy of the product for a specific targeted disease, gather additional safety information and to determine dosage tolerance, optimal dosage and method of delivery.

•

Phase 3:    The drug is administered to a larger patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

•

Phase 4:    In some cases, FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after NDA approval. In other cases, a sponsor may voluntarily conduct additional clinical trials post approval to gain more information about the drug. Such post approval trials are typically referred to as Phase 4 clinical trials.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious and unexpected adverse reactions occur. Trial sponsors must monitor other information including published as well as unpublished scientific papers, reports from foreign regulatory authorities and reports of foreign commercial marketing experience for the investigational drug and notify the FDA and clinical trial investigators of certain information. Phase 1, Phase 2 and Phase 3 clinical trials may fail to be completed successfully within a specified period, or at all. Furthermore, the FDA may impose a partial or full clinical hold or the sponsor may suspend or terminate a clinical trial or development of an investigational product at any time for a variety of reasons, including a finding that the research patients are being exposed to an unacceptable health risk. Development, or the aspects of development, that are subject to clinical hold may not continue until the sponsor has satisfied FDA requirements for information and has been notified that the hold is being removed. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Nearly all Phase 3 trials and some other trials are overseen by Data Safety Monitoring Boards, or DSMBs, a committee of doctors, statisticians, and others who are independent of the clinical trial sponsor. Similar to IRBs, the DSMBs review the progress of a clinical trial and participant safety, and they may also review data on the effectiveness of the drug products under study. DSMB members can stop a trial early if safety concerns arise or if they determine that the trial should be stopped due to “futility” meaning that the trial will not be able to answer the question or questions it set out to explore.

Concurrent with clinical trials, companies usually complete additional animal trials and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

The NDA Approval Process.    Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee.

The FDA is required to conduct a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may accept the NDA for filing, potentially refuse to file the NDA due to deficiencies but work with the applicant to rectify the deficiencies (in which case the NDA is filed upon resolution of the deficiencies) or refuse to file the NDA. The FDA must notify the applicant of a refusal to file decision within 60 days after the original receipt date of the application. If the FDA refuses to file the NDA the applicant must resubmit the NDA with the deficiencies addressed. The resubmitted NDA is considered a new application subject to a new ten-month review goal, as described below. If the NDA is resubmitted for the same product (by the same person) a new application fee will not be required. The resubmitted application is also subject to review before the FDA accepts it for filing. Once a submission is accepted for filing, the FDA begins an in-depth substantive review. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of reviewing and acting on 90% of standard non-priority NDA applications within ten months from the filing date of the NDA.

The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective for its intended use and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA inspects the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP.

After the FDA evaluates the NDA and conducts its inspections, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. After receiving a Complete Response Letter, the applicant must decide within twelve months (subject to extension), if it wants to resubmit the NDA addressing the deficiencies identified by the FDA in the Complete Response Letter, withdraw the NDA or request an opportunity for a hearing on the question of whether the FDA has grounds for denying approval of the NDA. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret data.

The FDA also may require implementation of Risk Evaluation and Mitigation Strategies, or REMS, to mitigate any identified or suspected serious risks. The REMS plan could include medication guides, physician communication plans, assessment plans and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools.

The drug testing and approval process requires substantial time, effort and financial resources, and may take several years to complete. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent marketing approval. The FDA may not grant marketing approval on a timely basis, or at all.

Even if the FDA approves a product, it may limit the approved indications for use for the product. The FDA will typically require that there be included within the approved product labeling information regarding contraindications, warnings or precautions. It may also, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval. The FDA has the authority to prevent or limit further marketing of a drug based on the results of these post-marketing studies and programs or other information that may become known after approval.

Other Regulatory Requirements.    Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse events with the product. After approval, most changes to the approved product labeling, such as adding new indications are subject to prior FDA review and approval. There also are continuing, annual fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-approval testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies to determine compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon the sponsor and any third party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil and criminal penalties. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend significant time, money and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences of action by the FDA or related enforcement bodies include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet and social media. A company’s product claims must be consistent with the product label approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, other administrative actions and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drug and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states.

Special Protocol Assessment.    The SPA process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of Phase 3 clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request.

The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory submission for the product candidate with respect to the indication studied. All agreements and disagreements between the FDA and the sponsor regarding a SPA agreement must be clearly documented in a SPA agreement letter or the minutes of a meeting between the sponsor and the FDA.

Even if the FDA agrees to the design, execution and analyses proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement under the following circumstances:

•

public health concerns emerge that were unrecognized at the time of the protocol assessment, or the director of the review division determines that a substantial scientific issue essential to determining safety or efficacy has been identified after testing has begun;

•	a sponsor fails to follow a protocol that was agreed upon with the FDA; or
•	the relevant data, assumptions, or information provided by the sponsor in a request for a SPA agreement change, are found to be false statements or misstatements, or are found to omit relevant facts.

A documented SPA agreement may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study.

Hatch-Waxman Exclusivity.    Market exclusivity provisions under the Federal Food, Drug and Cosmetic Act, or FFDCA, can delay the submission or the approval of certain applications for products containing the same active moiety. An active moiety is the molecule or ion responsible for the action of the drug substance. A drug is an NCE if the FDA has not previously approved any other 505(b) application containing that active moiety. The FFDCA provides a five-year period of exclusivity within the United States to the first applicant to gain approval of an NDA for an NCE. During the exclusivity period, no person may submit an Abbreviated New Drug Application, or ANDA, or a Section 505(b)(2) NDA for a drug product that contains the same NCE. However, an ANDA or Section 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FFDCA also provides three years of marketing exclusivity for an NDA, Section 505(b)(2) NDA or NDA supplement covering a drug product containing an active moiety that has been previously approved, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant, are deemed by the FDA to be essential to the approval of the application. During this three year exclusivity period, FDA will not make effective the approval of any ANDA or 505(b)(2) application for the same active moiety for the same conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA for the same active moiety. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

New Legislation and Regulations.    From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted or FDA regulations, guidance, policies or interpretations will be changed, or what the impact of such changes, if any, may be.

Pharmaceutical Coverage, Pricing and Reimbursement.    Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we may obtain marketing approval. Sales of any of our product candidates, if approved, will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs such as Medicare and Medicaid, commercial health insurers and managed care organizations. The process for determining whether a third-party payor will provide coverage for a drug product typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that a payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the approved drugs for a particular indication.

In order to obtain coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Whether or not we conduct such studies, our product candidates may not be considered medically necessary or cost-effective. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Third-party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of drug products and medical services and questioning safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products if we receive FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as our drug product candidates and could adversely affect our net revenue and results.

Pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or it may instead adopt a system of direct or indirect controls on our profitability in placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements for any of our products.

The marketability of any products for which we receive marketing approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect this will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, in the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act, contains provisions that have the potential to substantially change healthcare delivery and financing, including impacting the profitability of drugs. For example, the Affordable Care Act revised the methodology by which rebates owed by manufacturers for covered outpatient drugs are calculated under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of covered drugs dispensed to individuals enrolled in Medicaid managed care organizations and subjected manufacturers to new annual fees for certain branded prescription drugs. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Law and Regulation.    Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescribing of any product candidates for which we may obtain marketing approval. Our business operations and arrangements with investigators, healthcare professionals, consultants, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws. These laws may constrain the business or financial arrangements and relationships through which we research, manufacture, market, promote, sell and distribute our products that obtain marketing approval. Restrictions under applicable federal and state healthcare laws, include, but are not limited to, the following:

•

the federal healthcare Anti-Kickback Statute prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•

the federal false claims laws and civil monetary penalties law impose penalties and provide for civil whistleblower or qui tam actions against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent or making a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without proper written authorization;

•

the federal transparency requirements under the Affordable Care Act requires manufacturers of drugs, devices, biologicals and medical supplies to annually report to the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, information related to payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Further, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant administrative, civil, and/or criminal penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to administrative, civil, and/or criminal sanctions, including exclusions from government funded healthcare programs.

Foreign Regulation.    In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. The cost of establishing a regulatory compliance system for numerous varying jurisdictions can be very significant. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Seasonality

We do not anticipate any seasonal impact related to lasmiditan, our clinical and development programs or our estimated commercial objectives.

Employees

As of December 31, 2015 we had seven full-time employees. All of our senior management and professional employees have had prior experience in pharmaceutical or biotechnology companies.  None of our employees is covered by collective bargaining agreements. We believe we maintain a good relationship with our employees.

Corporate and Available Information

We were incorporated in the State of Delaware on August 31, 2005. On December 16, 2005, we acquired or exclusively in-licensed the commercial and development rights to certain clinical and preclinical programs and intellectual property from Eli Lilly. Our principal executive offices are located in Cambridge, Massachusetts and our telephone number is (857) 285-6495.

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. We also make these documents and certain public financial information available on our website, which is www.colucid.com. Our SEC reports and other financial information can be accessed through the investor relations section of our website. Some of the information found on our website is not part of this or any other report we file with or furnish to the SEC.

Item 1A. Risk Factors.

In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered in evaluating our business. Our operating results depend upon many factors and are subject to various risks and uncertainties. The most significant risks and uncertainties known to us which may cause the operating results to vary from anticipated results or which may negatively affect our operating results and profitability are as follows.

Risks Related to Our Financial Condition

We are highly dependent on the success of lasmiditan, which is still in clinical development, and we may not obtain FDA approval for lasmiditan or successfully commercialize lasmiditan or any other product candidates.

We currently do not have any product candidates that have gained marketing approval for sale in the United States or any other country, and we cannot guarantee that we will ever have marketable products. To date, we have invested substantially all of our efforts and financial resources in the research and development and commercial planning for our current product candidates. In particular, we have completed a Phase 2b clinical trial for lasmiditan and a Phase 2 clinical trial for IV lasmiditan. Our near-term prospects, including our ability to finance our company and generate revenue, as well as our future growth, will depend heavily on the successful development, marketing approval and commercialization of our product candidates. The clinical and commercial success of product candidates will depend on a number of factors, including the following:

•	initiating and obtaining favorable results from our Phase 3 clinical program for our product candidates, which may be slower or cost more than we currently anticipate;
•

even if our trials are successful, there can be no assurance that the FDA will agree that we have satisfactorily demonstrated safety or efficacy or that the FDA will not raise new issues regarding the design of our clinical trials;

•	our ability to demonstrate the safety of our product candidates to the satisfaction of the FDA and other comparable foreign regulatory authorities;
•

our ability to demonstrate the efficacy of our product candidates to the satisfaction of the FDA and other comparable foreign regulatory authorities, including our ability to utilize FDA-acceptable endpoint tools for measuring efficacy of lasmiditan in our clinical trials;

•	whether we are required by the FDA or comparable foreign regulators to conduct additional clinical trials to support the approval of our product candidates;
•

the acceptance by the FDA, or comparable foreign regulators, of our proposed parameters for regulatory approval, including our proposed indication, endpoints and endpoint measurement tools relating to our product candidates;

•	the incidence, duration and severity of adverse effects;
•	the timely receipt of necessary marketing approvals from the FDA and comparable foreign regulators around the world;
•	achieving and maintaining compliance with all regulatory requirements applicable to our product candidates;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•	the effectiveness of our and our potential collaborators’ marketing, sales and distribution strategy and operations in the United States and other markets around the world;
•	whether we are able to secure collaborations for the development and commercialization of IV lasmiditan in the United States, if approved;
•

whether we are able to secure collaborations for the development and, if approved, commercialization of lasmiditan and IV lasmiditan outside of the United States and whether such collaborators will be required to conduct additional studies for the approval of our product candidates in such markets in a timely manner;

•	our success in educating physicians and patients about the benefits, administration and use of lasmiditan;
•

the ability of our third-party manufacturers and potential collaborators to manufacture clinical trial and commercial supplies of lasmiditan to remain in good standing with regulatory bodies, and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practices, or cGMP, regulations;

•	our ability to successfully commercialize our product candidates in the United States, if approved for marketing;
•	our potential collaborators’ ability to successfully commercialize our product candidates in other markets outside of the United States;
•	our ability to enforce our intellectual property rights in and to lasmiditan;
•	our ability to avoid third-party patent interference or patent infringement claims;
•	acceptance of our product candidates as safe and effective by patients and the medical community; and
•	a continued acceptable safety profile of our product candidates following approval.

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of our product candidates. Any one of these factors or other factors discussed in this Annual Report on Form 10-K could affect our ability to successfully commercialize product candidates, which could impact our ability to earn sufficient revenues to transition from a developmental stage company and continue our business. If we are not successful in obtaining marketing approval of and commercializing our product candidates, or are significantly delayed in doing so, our business will be materially harmed.

We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability. We have one lead product candidate and no commercial sales, which, together with our limited operating history, make it difficult to assess our future viability.

We are a Phase 3 clinical-stage biopharmaceutical company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused principally on developing our lead product candidate, lasmiditan. We are not profitable and have incurred losses in each year since our inception in 2005. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the specialty pharmaceutical industry. We have not generated any revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2015 was approximately $38.5 million. As of December 31, 2015, we had an accumulated deficit of $87.1 million. We expect to continue to incur losses for the foreseeable future, as we continue our development of, and seek marketing approvals for our product candidates, and if we obtain marketing approval, begin to commercialize lasmiditan and IV lasmiditan. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We currently have no source of product sales revenue.

We have not generated any revenues from commercial sales of our product candidates. Our ability to generate product revenue depends upon our ability to successfully commercialize products, including any of our current product candidates or other product candidates that we may develop, in-license or acquire in the future. We do not anticipate generating revenue from the sale of products for the foreseeable future. Our ability to generate future product revenue from our current or future product candidates also depends on a number of additional factors, including our ability to:

•	successfully complete research and clinical development of current and future product candidates;
•

establish and maintain supply and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

•	obtain regulatory approval from relevant regulatory authorities in jurisdictions where we intend to market our product candidates;
•

launch and commercialize product candidates for which we obtain marketing approval, if any, and if launched independently, successfully establish a sales force, marketing and distribution infrastructure;

•	obtain coverage and adequate product reimbursement from third-party payors, including government payors;
•	achieve market acceptance for our products, if any;
•	establish, maintain and protect our intellectual property rights; and
•	attract, hire and retain qualified personnel.

In addition, because of the numerous risks and uncertainties associated with clinical product development, including that our product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of any potential future product sales revenues. Our expenses also could increase beyond expectations if we decide to or are required by the FDA, or comparable foreign regulatory authorities, to perform studies or trials in addition to those that we currently anticipate. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing these products.

We will require substantial additional financing to obtain marketing approval of our product candidates and commercialize our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, substantially all of our resources have been dedicated to the preclinical and clinical development of our lead product candidate, lasmiditan. As of December 31, 2015, we had an accumulated deficit of $87.1 million, working capital of $59.9 million and cash and cash equivalents of $28.0 million. We believe that we will continue to expend substantial resources for the foreseeable future on the completion of clinical development and regulatory preparedness of our product candidates, preparations for a commercial launch of our product candidates, if approved, and development of any other current or future product candidates we may choose to further develop. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining marketing approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current product candidates, if approved, or future product candidates, if any.

Although we believe that our existing cash and cash equivalents will be sufficient to fund our operations through mid-2017, including to fund our two pivotal Phase 3 clinical trials of lasmiditan, our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our current product candidates, future product candidates and conducting preclinical and clinical trials;
•

the cost of commercialization activities if our current product candidates and future product candidates are approved for sale, including marketing, sales and distribution costs and preparedness of our corporate infrastructure;

•	the cost of manufacturing our current product candidates and future product candidates, if any, that we obtain approval for and successfully commercialize;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of any additional product candidates we may develop or acquire;
•	any product liability or other lawsuits related to our products or commenced against us;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for our current product candidates or future product candidates, if any;
•	delay, limit, reduce or terminate our research and development activities; or
•	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our future product candidates.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic collaborations and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidate, or grant licenses on terms unfavorable to us.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations.

As of December 31, 2015, we had U.S. federal and state net operating loss carryforwards, or NOLs, of approximately $67.7 million and $57.3 million, respectively, which begin to expire in 2025 and 2026, respectively, unless previously utilized. We had federal research and development tax credit carryforwards at December 31, 2015 of $2.1 million, which begin to expire in 2026. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of this offering or future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

Risks Related to the Clinical Development and Marketing Approval of Our Product Candidates

The marketing approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.

We currently do not have any product candidates that have gained marketing approval for sale in the United States or any other country, and we cannot guarantee that we will ever have marketable products. Our business is substantially dependent on our ability to complete the development of, obtain marketing approval for and successfully commercialize our product candidates in a timely manner. We cannot commercialize our product candidates in the United States without first obtaining marketing approval to market each product candidate from the FDA. Similarly, we cannot commercialize our product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Our product candidates could fail to receive marketing approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain marketing approval in the United States or elsewhere;

•

the FDA or comparable foreign regulatory authorities may fail to find adequate the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner that would delay marketing approval.

Before obtaining marketing approvals for the commercial sale of any product candidate for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. In the United States, it is necessary to submit and obtain approval of an NDA from the FDA. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls, or CMC, for the product. The manufacturing facilities used to manufacture a product candidate must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA to the FDA to ensure that the facilities are in compliance with the applicable regulatory requirements. The FDA and other regulatory authorities may also inspect our clinical trial sites to ensure that our studies are properly conducted in accordance with good clinical practices, or GCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for products in clinical development. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. Upon submission of an NDA, the FDA must make an initial determination that the application is sufficiently complete to accept the submission for filing. We cannot be certain that any submissions will be accepted for filing and reviewed by the FDA, or ultimately be approved. If the application is not accepted for review or approval, the FDA may require that we conduct additional clinical or preclinical trials, or take other actions before it will reconsider our application. If the FDA requires additional studies or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider any additional information to be complete or sufficient to support approval. Regulatory authorities outside of the United States, such as in Europe and Japan and in emerging markets, also have requirements for approval of drugs for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. However, the failure to obtain regulatory approval in one jurisdiction could have a negative impact on our ability to obtain approval in a different jurisdiction. Approval processes vary among countries and can involve additional product candidate testing and validation and additional administrative review periods. Seeking foreign regulatory approval could require additional non-clinical studies or clinical trials, which could be costly and time consuming. Foreign regulatory approval may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain foreign regulatory approvals on a timely basis, if at all.

The process to develop, obtain marketing approval for and commercialize product candidates is long, complex and costly both inside and outside of the United States, and approval is never guaranteed. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Even if our product candidates were to successfully obtain approval from regulatory authorities, any such approval might significantly limit the approved indications for use, including more limited patient populations, require that precautions, warnings or contraindications be included on the product labeling, including black box warnings, require expensive and time-consuming post-approval clinical studies, risk evaluation and mitigation strategies or surveillance as conditions of approval, or, through the product label, the approval may limit the claims that we may make, which may impede the successful commercialization of our product candidates. Following any approval for commercial sale of our product candidates, certain changes to the product, such as changes in manufacturing processes and additional labeling claims, as well as new safety information, may require new studies and will be subject to additional FDA notification, or review and approval. Also, marketing approval for any of our product candidates may be withdrawn. If we are unable to obtain marketing approval for our product candidates in one or more jurisdictions, or if any approval contains significant limitations, our ability to market to our full target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed. Furthermore, we may not be able to obtain sufficient funding or generate sufficient revenue and cash flows to continue or complete the development of any of our current or future product candidates.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive, and can take many years to complete, and its outcome is inherently uncertain. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process, and determining when or whether marketing approval will be obtained for our current product candidates. Even if we believe the data collected from clinical trials of our current product candidates are promising, such data may not be sufficient to support approval by the FDA or comparable foreign authorities. Our future clinical trial results may not be successful.

It is impossible to predict the extent to which the clinical trial process may be affected by legislative and regulatory developments. Due to these and other factors, our current product candidates or future product candidates could take a significantly longer time to gain marketing approval than expected or may never gain marketing approval. This could delay or eliminate any potential product revenue by delaying or terminating the potential commercialization of our current product candidates.

Preclinical trials must also be conducted in accordance with FDA and comparable foreign authorities’ legal requirements, regulations or guidelines, including Good Laboratory Practice, or GLP, an international standard meant to harmonize the conduct and quality of nonclinical studies and the archiving and reporting of findings. Preclinical studies including long-term toxicity studies and carcinogenicity studies in experimental animals may result in findings which may require further evaluation, which could affect the risk-benefit evaluation of clinical development, or which may even lead the regulatory agencies to delay, prohibit the initiation of or halt clinical trials or delay or deny marketing authorization applications. Failure to adhere to the applicable GLP standards or misconduct during the course of the study may invalidate the study requiring repeat of the study.

Clinical trials must also be conducted in accordance with FDA and comparable foreign authorities’ legal requirements, regulations or guidelines, including GCP. Clinical trials are further subject to oversight by these governmental agencies and institutional review boards, or IRBs, at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our current product candidates produced under cGMP, and other requirements. Our clinical trials are conducted at multiple sites, including some sites in countries outside the United States and the European Union, or EU, which may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of foreign and non-EU clinical research organizations, as well as expose us to risks associated with clinical investigators who are unknown to the FDA or the European regulatory authorities, and with different standards of diagnosis, screening and medical care.

To date, we have not completed all clinical trials required for the approval of our current product candidates. The commencement and completion of clinical trials for our current product candidates may be delayed, suspended or terminated as a result of many factors, including but not limited to:

•	the delay or refusal of regulators or IRBs to authorize us to commence a clinical trial at a prospective trial site and changes in regulatory requirements, policies and guidelines;
•	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;

•

failure to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	delays in patient enrollment and variability in the number and types of patients available for clinical trials;
•	the inability to enroll a sufficient number of patients in trials to ensure adequate statistical power to detect statistically significant treatment effects;
•	lower than anticipated retention rates of patients and volunteers in clinical trials;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	adding new clinical trial sites;
•	negative or inconclusive results, which may require us to conduct additional preclinical or clinical trials or to abandon projects that we expect to be promising;
•	safety or tolerability, which could cause us to suspend or terminate a trial if we find that the participants are being exposed to unacceptable health risks;
•	regulators or IRBs requiring that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;
•	our third-party research and manufacturing contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;
•	delays in establishing the appropriate dosage levels;
•	the quality or stability of our current product candidates falling below acceptable standards;
•	the inability to produce or obtain sufficient quantities of our current product candidates to complete clinical trials; and
•	exceeding budgeted costs due to difficulty in predicting accurately costs associated with clinical trials.

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the data safety monitoring board, or DSMB, for such trial or by the FDA or comparable foreign regulatory authorities. We or such authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using the drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our current product candidates, the commercial prospects of our current product candidates will be harmed and our ability to generate product revenues from our product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow our development and approval process and jeopardize our ability to commence product sales and generate revenues. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

Any of these occurrences could materially adversely affect our business, financial condition, results of operations, and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our current product candidates. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our current product candidates and impair our ability to commercialize our current product candidates, which may harm our business, financial condition, results of operations, and prospects.

Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive marketing approval.

Clinical failure can occur at any stage of our clinical development. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. For example, the positive results generated to date in clinical trials for lasmiditan and IV lasmiditan do not ensure that later clinical trials, including our Phase 3 studies, will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical testing. Data obtained from tests are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent marketing approval. In addition, the design of a clinical trial can determine whether its results will support approval of a product, or approval of a product for desired indications, and flaws or shortcomings in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval for our desired indications. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If one of our product candidates is found to be unsafe or lack efficacy, we will not be able to obtain marketing approval for it and our business would be harmed. For example, if the results of our Phase 3 clinical trials of our product candidates do not achieve pre-specified endpoints or we are unable to provide primary or secondary endpoint measurements deemed acceptable by the FDA or comparable foreign regulators, or if we are unable to demonstrate an acceptable level of safety relative to the efficacy associated with our proposed indications, the prospects for approval of our product candidates would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including differences in trial protocols and design, the size and type of the patient populations, adherence to the dosing regimen and the rate of dropout among clinical trial participants. We do not know whether any Phase 3 or other clinical trials we may conduct will demonstrate consistent and/or adequate efficacy and safety to obtain marketing approval to market our product candidates.

While we have negotiated a SPA agreement with the FDA relating to SAMURAI, this agreement does not guarantee approval of lasmiditan or any other particular outcome with respect to regulatory review of the study or the product candidate.

In May 2014, we announced that we reached a SPA agreement with the FDA for SAMURAI. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of Phase 3 clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request. The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory submission for the product candidate with respect to the indication studied. All agreements and disagreements between the FDA and the sponsor regarding a SPA must be clearly documented in a SPA letter or the minutes of a meeting between the sponsor and the FDA. However, a SPA agreement does not guarantee approval of a product candidate, and even if the FDA agrees to the design, execution, and analysis proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement in certain circumstances. In particular, a SPA agreement is not binding on the FDA if public health concerns emerge that were unrecognized at the time of the SPA agreement, other new scientific concerns regarding product safety or efficacy arise, the sponsor fails to comply with the agreed upon trial protocols, or the relevant data, assumptions or information provided by the sponsor in a request for the SPA change or are found to be false or omit relevant facts. After a SPA agreement is finalized, the SPA agreement may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study. The FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

We cannot assure you that our Phase 3 clinical trial under a SPA will succeed, will be deemed acceptable to the FDA under our SPA agreement, or will result in any FDA approval for lasmiditan. The trial is expected to administer lasmiditan treatment to approximately 1,483 patients with a history of migraine with or without aura from approximately 80 general practice and neurology study centers, but we cannot assure you that our desired number of patients will enroll within our anticipated timeline, which could result in delays. We began enrolling patients during the second quarter of 2015 and expect enrollment to last approximately 12 months, with top-line data available in the third quarter of 2016. We expect that the FDA will review our compliance with the protocol under our SPA agreement and that it will conduct inspections of some of the approximately 80 sites we expect to have in the United States where the clinical trials are being conducted. We cannot assure you that the clinical trial sites will pass such FDA inspections, and negative inspection results could significantly delay or prevent any potential approval for lasmiditan. If the FDA revokes or alters its agreement under the SPA, or interprets the data collected from the clinical trial, or the manner in which the study was conducted, as not consistent with the terms of our SPA, the FDA may not deem the data sufficient to support an application for marketing approval, which could materially adversely affect our business, financial condition and results of operations.

In addition, we have negotiated a SPA agreement with the FDA for SPARTAN. The same risks discussed above related to the SAMURAI SPA agreement will apply to the SPARTAN SPA agreement.

As an organization, we have never completed a Phase 3 clinical trial before and may be unable to do so efficiently or at all for our current product candidates or any product candidate we are developing.

We have initiated our first pivotal Phase 3 trial and a long-term open-label Phase 3 trial. The conduct of Phase 3 clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have not completed a Phase 3 clinical trial before, and we have limited experience in preparing and submitting regulatory filings. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of our current product candidates or for any other product candidate we develop. We may require more time and incur greater costs than anticipated and may not succeed in obtaining marketing approvals of the product candidates we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from, or delay us in, commercializing our current product candidates or any other product candidate we are developing.

Marketing approval may be substantially delayed or may not be obtained for one or all of our product candidates if regulatory authorities require additional or more time-consuming studies to assess the safety and efficacy of our product candidates.

We may be unable to initiate or complete development of our product candidates on schedule, if at all. The timing for the completion of the studies for our product candidates will require funding beyond our current cash and cash equivalents. In addition, if regulatory authorities require additional or more time-consuming studies to assess the safety or efficacy of our product candidates, we may not have or be able to obtain adequate funding to complete the necessary steps for approval for any or all of our product candidates. Additional delays may result if the FDA, an FDA Advisory Committee, if one is convened to review our NDA, or other regulatory authority indicates that the product candidate should not be approved or there should be restrictions on approval, such as the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to ensure safe use of the drug. Delays in marketing approvals or rejections of applications for marketing approval in the United States or other markets may result from many factors, including:

•	the FDA’s or comparable foreign regulatory authorities’ disagreement with the design or implementation of our clinical trials;
•	regulatory requests for additional analyses, reports, data, non-clinical and preclinical studies and clinical trials;
•

regulatory questions or disagreement by the FDA or comparable foreign regulatory authorities regarding interpretations of data and results and the emergence of new information regarding our current or future product candidates or the field of research;

•	unfavorable or inconclusive results of clinical trials and supportive non-clinical studies, including unfavorable results regarding safety or efficacy of our product candidates during clinical trials;
•	failure to meet the level of statistical significance required for approval;
•	inability to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	lack of adequate funding to commence or continue our clinical trials due to unforeseen costs or other business decisions;
•	regulatory authorities may find inadequate the manufacturing processes or facilities of the third-party manufacturers with whom we contract for clinical and commercial supplies;
•	we may have insufficient funds to pay the significant user fees required by the FDA upon the filing of an NDA; and
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner that would delay marketing approval.

The lengthy and unpredictable approval process, as well as the unpredictability of future clinical trial results, may result in our failure to obtain marketing approval to market our other product candidates, which would significantly harm our business, results of operations and prospects.

Our product candidates may cause undesirable adverse effects or have other properties that could delay or prevent their marketing approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other comparable foreign authorities. If our current product candidates or any other product candidate we develop is associated with serious adverse, undesirable or unacceptable side effects, we may need to abandon such candidate’s development or limit development to certain uses or sub-populations in which such side effects are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early-stage or clinical testing have later been found to cause side effects that prevented further development of the compound. Results of our trials could reveal a high and unacceptable prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. To date, the most common side effects observed in clinical studies of our product candidates include dizziness, fatigue, somnolence and paresthesia (tingling sensation). Because our product candidates have been tested in relatively small patient populations and for limited durations, additional side effects may be observed as development of our product candidates progresses.

If our product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;
•	we may be required to recall a product or change the way such product is administered to patients;
•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing process for the product or any component thereof;
•	regulatory authorities may require the addition of labeling statements, such as a precaution, “black box” warning or other warnings or a contraindication;
•	we or our collaborators may be required to implement a REMS or create a medication guide outlining the risks of such side effect for distribution to patients;
•	we or our collaborators could be sued and held liable for harm caused to patients;
•	the product may become less competitive; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates, if approved, and could materially adversely affect our business, financial condition, results of operations and prospects.

Even if we receive marketing approval for our product candidates, such approved products will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions, and we may be subject to penalties and legal sanctions if we fail to comply with regulatory requirements or experience unanticipated problems with our approved products.

If the FDA approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP, and GCP for any clinical trials that we conduct post-approval. Any marketing approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy.

Later discovery of previously unknown problems with an approved product, including adverse events of unanticipated severity or frequency, or with manufacturing operations or processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•	fines, warning letters, or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing approval, manufacturing or commercialization of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or not able to maintain regulatory compliance, we may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

If we fail to obtain regulatory approval in jurisdictions outside the United States, we will not be able to market our products in those jurisdictions.

We intend to market our product candidates, if approved, in international markets, or in conjunction with collaborators. Such marketing will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The approval procedures vary from country-to-country and may require testing in addition to what is required for a marketing application in the United States. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval in another jurisdiction. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and additional or different risks. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

Agencies like the FDA and national competition regulators in European countries regulate the promotion and uses of drugs. If we are found to have improperly promoted our current product candidates, we may become subject to significant liability.

Regulatory authorities like the FDA and national competition laws in Europe strictly regulate the promotional claims that may be made about prescription products, such as lasmiditan and IV lasmiditan, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or comparable foreign regulatory authorities as reflected in the product’s approved labeling, known as “off-label” use, nor may it be promoted prior to obtaining marketing approval. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label, if the physicians personally believe in their professional medical judgment it could be used in such manner. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

In addition, the FDA requires that promotional claims not be “false or misleading” as such terms are defined in the FDA’s regulations. For example, the FDA requires substantial evidence, which generally consists of two adequate and well-controlled head-to-head clinical trials, for a company to make a claim that its product is superior to another product in terms of safety or effectiveness. Generally, unless we perform clinical trials meeting that standard comparing our product candidates to competitive products and these claims are approved in our product labeling, we will not be able promote our current product candidates as superior to other products. If we are found to have made such claims, we may become subject to significant liability. In the United States, the federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in improper promotion. The FDA has also requested that companies enter into consent decrees or corporate integrity agreements, or could seek permanent injunctions under which specified promotional conduct is monitored, changed or curtailed.

Our current and future relationships with healthcare professionals, investigators, consultants, collaborators, actual customers, potential customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, physician payment transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to sanctions.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, investigators, consultants, collaborators, actual customers, potential customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drug candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid;

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their respective implementing regulations, which impose obligations on covered entities, including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, which imposed new annual reporting requirements for manufacturers of drugs, devices, biologicals and medical supplies for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all covered payments, transfers of value and ownership or investment interests may result in civil monetary penalties; and

•

analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Further, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Efforts to ensure that our future business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could significantly harm our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our current and future collaborators, if any, is found not to be in compliance with applicable laws, those persons or entities may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also affect our business.

The impact of recent healthcare reform legislation and other changes in the healthcare industry and healthcare spending on us is currently unknown, and may adversely affect our business model.

In the United States and some foreign jurisdictions, legislative and regulatory changes and proposed changes regarding the healthcare system could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug candidates for which we obtain marketing approval.

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, judicial decisions, or new interpretations of existing laws, or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, financial condition, results of operations, and prospects. There is significant interest in promoting health care reform, as evidenced by the enactment in the United States of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act. Among other things, the Affordable Care Act contains provisions that may reduce the profitability of drug products, including, for example, revising the methodology by which rebates owed by manufacturers for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, extending the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans, imposing mandatory discounts for certain Medicare Part D beneficiaries, and subjecting drug manufacturers to payment of an annual fee.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which started in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers.

We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue or commercialize our drugs.

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect the following aspects of our business, among other things:

•	the demand for any drug products for which we may obtain marketing approval;
•	our ability to set a price that we believe is fair for our products;
•	our ability to obtain coverage and reimbursement approval for a product;

•	our ability to generate revenues and achieve or maintain profitability; and
•	the level of taxes that we are required to pay.

Risks Related to Our Business

Due to our limited resources and access to capital, we must decide to prioritize development of our current product candidates for certain indications and at certain doses. These decisions may prove to have been wrong and may materially adversely affect our business, financial condition, results of operations and prospects.

Because we have limited resources and access to capital to fund our operations, we must decide which dosages and indications to pursue for the clinical development of our current product candidates and the amount of resources to allocate to each. Our decisions concerning the allocation of research, collaboration, management and financial resources toward dosages or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. If we make incorrect determinations regarding the market potential of our current product candidates or misread trends in the pharmaceutical industry, our business, financial condition, results of operations and prospects could be materially adversely affected.

We may not be able to win government, academic institution or non-profit contracts or grants.

From time to time, we may apply for contracts or grants from government agencies, non-profit entities and academic institutions. Such contracts or grants can be highly attractive because they provide capital to fund the on-going development of our product candidates without diluting our stockholders. However, there is often significant competition for these contracts or grants. Entities offering contracts or grants may have requirements to apply for or to otherwise be eligible for certain contracts or grants that our competitors may be able to satisfy that we cannot. In addition, such entities may make arbitrary decisions as to whether to offer contracts or make grants, to whom the contracts or grants will be awarded and the size of the contracts or grants to each awardee. Even if we are able to satisfy the award requirements, there is no guarantee that we will be a successful awardee. Therefore, we may not be able to win any contracts or grants in a timely manner, if at all.

If we fail to attract and retain key management and scientific personnel, we may be unable to successfully develop or commercialize our product candidates.

Our success as a biopharmaceutical company depends on our continued ability to attract, retain and motivate highly qualified management and scientific and clinical personnel. The loss of the services of any of our senior management could delay or prevent obtaining marketing approval or commercialization of our product candidates.

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical, biotechnology, pharmaceutical and other businesses. Our failure to attract, hire, integrate and retain qualified personnel could impair our ability to achieve our business objectives.

If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, we could be forced to pay substantial damage awards.

The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to product liability claims. We currently maintain $10.0 million of product liability insurance coverage, which is an amount we believe is adequate for our clinical trials currently in progress and those recently completed. We monitor the amount of coverage we maintain as the size and design of our clinical trials evolve and intend to adjust the amount of coverage we maintain accordingly. However, we cannot assure you that such insurance coverage will fully protect us against some or all of the claims to which we might become subject. We might not be able to maintain adequate insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a claim is brought against us, we might be required to pay legal and other expenses to defend the claim, as well as uncovered damages awards resulting from a claim brought successfully against us. Furthermore, whether or not we are ultimately successful in defending any such claims, we might be required to direct financial and managerial resources to such defense and adverse publicity could result, all of which could harm our business.

Our employees, independent contractors, investigators, contract research organizations, consultants, collaborators and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees and other third parties may engage in fraudulent conduct or other illegal activity. Misconduct by employees and other third parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate laws and regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee and other third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

As we evolve from a company primarily involved in clinical development to a company also involved in commercialization, if we obtain approval of our product candidates, we may encounter difficulties in managing our growth and expanding our operations successfully.

As we advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with such third parties, as well as additional collaborators and suppliers.

Maintaining these relationships and managing our future growth will impose significant added responsibilities on members of our management and other personnel. We must be able to: manage our development efforts effectively; manage our clinical trials effectively; hire, train and integrate additional management, development, administrative and sales and marketing personnel; improve our managerial, development, operational and finance systems; and expand our facilities, all of which may impose a strain on our administrative and operational infrastructure.

Our internal computer systems, or those of our development collaborators, third-party clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our current and any future contract research organizations and other contractors, consultants and collaborators are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Risks Related to Commercialization of Our Product Candidates

Even if we obtain the required regulatory approvals in the United States and other territories, the commercial success of our product candidates will depend on market awareness and acceptance of our product candidates.

Even if we obtain marketing approval for our current product candidates or any other product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, key opinion leaders, healthcare payors, patients and the medical community. Market acceptance of any approved products depends on a number of factors, including:

•	the timing of market introduction;
•	the efficacy and safety of the product, as demonstrated in clinical trials;

•

the clinical indications for which the product is approved and the label approved by regulatory authorities for use with the product, including any precautions, warnings or contraindications that may be required on the label;

•	acceptance by physicians, key opinion leaders and patients of the product as a safe and effective treatment;
•	the cost, safety and efficacy of treatment in relation to alternative treatments;
•	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;
•	the number and clinical profile of competing products;
•	the growth of drug markets in our various indications;
•	relative convenience and ease of administration;
•	marketing and distribution support;
•	the prevalence and severity of adverse side effects; and
•	the effectiveness of our sales and marketing efforts.

Market acceptance is critical to our ability to generate revenue. Any product candidate, if approved and commercialized, may be accepted in only limited capacities or not at all. If any approved products are not accepted by the market to the extent that we expect, we may not be able to generate revenue and our business would suffer.

We have never commercialized a product candidate, and we currently have no marketing and sales organization. To the extent our product candidates are approved for marketing, if we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to effectively market and sell our product candidates or generate product revenue.

We have never commercialized a product candidate, and we currently do not have marketing, sales or distribution capabilities for our product candidates. In order to commercialize any of our products that receive marketing approval, we would have to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development of our product candidates, if we elect to build a targeted specialty sales force, such an effort would be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have their own sales forces and established distribution systems, in lieu of or to augment any sales force and distribution systems we may create. If we are unable to enter into collaborations with third parties for the commercialization of approved products, if any, on acceptable terms or at all, or if any such collaborator does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize our product candidates if they receive marketing approval. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future revenue will be materially and adversely impacted.

If we fail to enter into strategic relationships or collaborations, our business, financial condition, commercialization prospects and results of operations may be materially adversely affected.

Our product development programs and the potential commercialization of our current product candidates will require substantial additional cash to fund expenses. Therefore, in addition to financing the development of our product candidates through additional equity financings or through debt financings, we may decide to enter into collaborations with pharmaceutical or biopharmaceutical companies for the development and potential commercialization of our product candidates.

We face significant competition in seeking appropriate collaborators. Collaborations are complex and time-consuming to negotiate and document. We may also be restricted under existing and future collaboration agreements from entering into agreements on certain terms with other potential collaborators. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development of a particular product, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue. If we do enter into a new collaboration agreement, we could be subject to the following risks, each of which may materially harm our business, commercialization prospects and financial condition:

•	we may not be able to control the amount and timing of resources that a collaborator devotes to the product development program;
•	a collaborator may experience financial difficulties and thus not commit sufficient financial resources to the product development program;
•	we may be required to relinquish important rights such as marketing, distribution and intellectual property rights;
•	a collaborator could move forward with a competing product developed either independently or in collaboration with third parties, including our competitors; or
•	business combinations or significant changes in a collaborator’s business strategy may adversely affect our willingness to complete our obligations under any arrangement.

Our strategy for the development and commercialization of IV lasmiditan depends on securing a collaboration prior to commencing a pivotal Phase 3 clinical trial, and if we fail to secure such a collaboration on acceptable terms, it could delay or limit our ability to successfully develop and commercialize IV lasmiditan.

We plan to commence a pivotal Phase 3 clinical trial for IV lasmiditan after securing a collaboration for the development and commercialization of IV lasmiditan. We will require a collaboration arrangement in order to develop and maintain marketing approval of IV lasmiditan and commercialize IV lasmiditan, and a failure to obtain this necessary collaboration when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts for IV lasmiditan. Given the unique call point of emergency rooms and other urgent care settings, which will be outside of our specialty sales force, a sales force with expertise in such settings would be best positioned for commercialization of IV lasmiditan. We expect to face significant challenges in securing a collaboration with a party that has the appropriate expertise to successfully develop and commercialize IV lasmiditan. Even if we are able to identify an appropriate collaborator, we may be unable to negotiate such collaboration on acceptable terms, or at all. If we are unable to secure such a collaboration, it could delay or limit our ability to develop and commercialize IV lasmiditan as we continue to seek an appropriate collaboration or expend additional capital to hire additional personnel with the necessary expertise to develop and commercialize IV lasmiditan.

Our product candidates utilize a novel mechanism of action, which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects.

Lasmiditan is a new chemical entity designed to treat migraine using a novel mechanism by acting as an agonist at the 5-HT1F receptor. In contrast to triptans, which act peripherally, lasmiditan is designed to penetrate the CNS and to block the pathway that contributes to headache pain. There can be no assurance that problems related to the development of this novel mechanism will not arise in the future, which may cause significant delays or which we may not be able to resolve.

Regulatory approval of novel product candidates such as ours can be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to our and regulatory agencies’ lack of experience with them. The novelty of our mechanism of action may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. The novel mechanism of action of lasmiditan and IV lasmiditan also means that fewer people are trained in or experienced with product candidates of this type, which may make it more difficult to find, hire and retain personnel for research, development and manufacturing positions. Because lasmiditan utilizes a novel mechanism of action that has not been the subject of extensive study compared to more well-known product candidates, there is also an increased risk that we may discover previously unknown or unanticipated adverse effects during our pivotal Phase 3 clinical trials and beyond. Any such events could adversely impact our business prospects, financial condition and results of operations.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our products profitably.

There is significant uncertainty related to third-party coverage and reimbursement of newly approved pharmaceuticals. Market acceptance and sales of any approved product candidates will depend significantly on the availability of coverage and adequate reimbursement from third-party payors and may be affected by existing and future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, any drug candidate for which we obtain marketing approval.

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is, among other things:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

Obtaining coverage and adequate reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and adequate reimbursement. In addition to examining the medical necessity and cost-effectiveness of new products, there may be limited coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. There may also be formulary placements that result in lower reimbursement levels and higher cost-sharing borne by patients, any of which could have an adverse effect on our revenues and profits. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product does not ensure that other payors will also provide coverage for the drug product, or even if coverage is available, establish an adequate reimbursement rate.

Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our product candidates, if approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of our product candidates will, therefore, depend substantially on the extent to which the costs of our product candidates will be paid by third-party payors.

We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize certain of our products. In addition in the United States, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs.

Outside of the United States, government programs that reimburse at typically predetermined fixed rates may decrease or otherwise limit amounts available through reimbursement. For example, in the European Union, member states impose controls on whether products are reimbursable by national or regional health service providers and on the prices at which medicines and medical devices are reimbursed under state-run healthcare schemes. Some member states operate reference pricing systems in which they set national reimbursement prices by reference to those in other member states. Other governmental funding restrictions, legislative proposals and interpretations of policy may negatively impact amounts available through reimbursement, including by restricting payment increases to hospitals and other providers through reimbursement systems. We are not able to predict whether changes will be made in the rates prescribed by these governmental programs or, if they are made, what effect they could have on our business. However, governmental rate changes and other similar developments could negatively affect our ability to sell our products, if approved.

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.

The life sciences industry is highly competitive, and we face significant competition from many biopharmaceutical, biotechnology and pharmaceutical companies that are researching and marketing products designed to treat migraine and headache pain. Such competition may include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic companies and medical technology companies. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of our product candidates. Our objective is to design, develop and commercialize new products that are efficacious, convenient, tolerable and safe. In many cases, the product candidates that we intend to commercialize with our strategic collaborators or on our own will compete with existing, market-leading products.

If our product candidates are approved, they will compete with currently marketed drugs and devices and potentially with product candidates currently in development to treat migraine. Many of our potential competitors have significantly greater financial, manufacturing, marketing, development, technical and human resources than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing clinical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and have collaborative arrangements in our target markets with leading companies and research institutions. Established companies may also invest heavily to accelerate discovery and development of compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, the highly competitive nature of and rapid technological changes in the industry could render our product candidates or our technology obsolete or non-competitive. Our competitors may, among other things:

•	have greater name and brand recognition, financial and human resources;
•	develop and commercialize products that are safer, more effective, less expensive, or more convenient or easier to administer;
•	obtain quicker marketing approval;
•	establish superior proprietary positions;
•	have access to more manufacturing capacity;
•	implement more effective approaches to sales and marketing; or
•	form more advantageous strategic alliances.

Should any of these factors occur, our business, financial condition, results of operations, and prospects could be materially adversely affected. If we are not able to compete effectively against potential competitors, our business will not grow and our financial condition and operations will suffer.

We believe that our ability to successfully compete will depend on, among other things:

•	our ability to design and successfully execute appropriate clinical trials;
•	our ability to recruit and enroll patients for our clinical trials;
•	the results of our clinical trials and the efficacy and safety of our product candidates;
•	the speed at which we develop our product candidates;
•	achieving and maintaining compliance with regulatory requirements applicable to our business;
•	the timing and scope of regulatory approvals, including labeling;
•	adequate levels of reimbursement under private and governmental health insurance plans, including Medicare;
•	our ability to protect intellectual property rights related to our product candidates;
•	our ability to commercialize and market any of our product candidates that may receive marketing approval;
•	our ability to manufacture and sell commercial quantities of any approved product candidates to the market;
•	acceptance of our product candidates by physicians, other healthcare providers and patients; and
•	the cost of treatment in relation to alternative therapies.

Price controls may be imposed in foreign markets, which may adversely affect our future profitability.

In some countries, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

Risks Related to Third Parties

We currently rely on third-party suppliers and other third parties for production of our product candidates and our dependence on these third parties may impair the advancement of our research and development programs and the development of our product candidates.

We do not currently own or operate manufacturing facilities for clinical or commercial production of our product candidates. We lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. Instead, we currently rely on, and expect to continue to rely on, only one third party for the supply of raw materials and manufacture of drug supplies necessary to conduct our preclinical studies and clinical trials. Our current reliance on one third party may expose us to more risk than if we were to manufacture our current product candidates or other products ourselves, or if we were to have relationships with multiple or back-up third parties. Delays in production by this third party could delay our clinical trials or have an adverse impact on any commercial activities. In addition, the fact that we are dependent on this third party for the manufacture of and formulation of our product candidates means that we are subject to the risk that the products may have manufacturing defects that we have limited ability to prevent or control. Although we oversee these activities to ensure compliance with our quality standards, budgets and timelines, we have had and will continue to have less control over the manufacturing of our product candidates than potentially would be the case if we were to manufacture our product candidates, or have alternative manufacturers to turn to in instances where batches of our product candidates did not meet required standards. Further, the third party we deal with could have staffing difficulties, might undergo changes in priorities or may become financially distressed, which would adversely affect the manufacturing and production of our lasmiditan oral tablets and IV formulation. In addition, they could be acquired by, or enter into an exclusive arrangement with, one of our competitors, which would adversely affect our ability to access the formulations we require. In the event that we need to transition to alternate sources of raw materials supply or finished goods manufacturing to satisfy our requirements, we cannot be certain that such sources exist or that there would not be significant delay or material additional costs associated with such a transition.

The facilities used by our current contract manufacturer and any future manufacturers to manufacture our product candidates must be inspected by the FDA after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, FDA may refuse to approve our NDA. If the FDA or a comparable foreign regulatory authority does not approve our NDA because of concerns about the manufacture of our product candidates or if significant manufacturing issues arise in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval of our NDA or to continue to market our product candidates, if approved. Although we are ultimately responsible for ensuring compliance with these regulatory requirements, we do not have day-to-day control over a contract manufacturing organization, or CMO, or other third-party manufacturer’s compliance with applicable laws and regulations, including cGMPs and other laws and regulations, such as those related to environmental health and safety matters. Any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our product candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation. In addition, third-party contractors, such as our CMOs, may elect not to continue to work with us due to factors beyond our control. They may also refuse to work with us because of their own financial difficulties, business priorities or other reasons, at a time that is costly or otherwise inconvenient for us. If we were unable to find adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed.

Problems with the quality of the work of third parties may lead us to seek to terminate our working relationships and use alternative service providers. However, making this change may be costly and may delay the trials. In addition, it may be very challenging, and in some cases impossible, to find replacement service providers that can develop and manufacture the lasmiditan in an acceptable manner and at an acceptable cost and on a timely basis. The sale of products containing any defects or any delays in the supply of necessary services could adversely affect our business, financial condition, results of operations, and prospects.

Growth in the costs and expenses of components or raw materials may also adversely affect our business, financial condition, results of operations, and prospects. Supply sources could be interrupted from time to time and, if interrupted, supplies may not be resumed (whether in part or in whole) within a reasonable timeframe and at an acceptable cost or at all.

We currently rely on one CRO to conduct clinical trials for our product candidates and plan to rely on third parties to conduct future clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, it may cause delays in commencing and completing clinical trials of our product candidates or we may be unable to obtain marketing approval for or commercialize our product candidates.

Clinical trials must meet applicable FDA and foreign regulatory requirements. We do not have the ability to independently conduct Phase 2 or Phase 3 clinical trials for any of our product candidates. We currently rely on and expect to continue to rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct all of our clinical trials of our product candidates; however, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and other foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as cGCPs for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, CROs, principal investigators and trial sites. If we or any of our third-party contractors fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with cGCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process. In addition, failure to comply with GCPs could result in other consequences including imposition of a clinical hold, issuance of a warning letter, or other enforcement.

We or the third parties we rely on may encounter problems in clinical trials that may cause us or the FDA or foreign regulatory agencies to delay, suspend or terminate our clinical trials at any phase. These problems could include the possibility that we may not be able to manufacture sufficient quantities of materials for use in our clinical trials, conduct clinical trials at our preferred sites, enroll a sufficient number of patients for our clinical trials at one or more sites, or begin or successfully complete clinical trials in a timely fashion, if at all. Furthermore, we, the FDA or foreign regulatory agencies may suspend clinical trials of our product candidates at any time if we or they believe the subjects participating in the trials are being exposed to unacceptable health risks, whether as a result of adverse events occurring in our trials or otherwise, or if we or they find deficiencies in the clinical trial process or conduct of the investigation.

The FDA and foreign regulatory agencies could also require additional clinical trials before or after granting of marketing approval for any products, which would result in increased costs and significant delays in the development and commercialization of such products and could result in the withdrawal of such products from the market after obtaining marketing approval. Our failure to adequately demonstrate the safety and efficacy of a product candidate in clinical development could delay or prevent obtaining marketing approval of the product candidate and, after obtaining marketing approval, data from post-approval studies could result in the product being withdrawn from the market, either of which would likely have a material adverse effect on our business.

If our contractors fail to comply with continuing regulations, we or they may be subject to enforcement action that could adversely affect us.

If any of our contractors fail to comply with the requirements of the FDA and other applicable U.S. or foreign governmental or regulatory authorities, or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we or the contractor could be subject to administrative or judicially imposed sanctions, including: restrictions on the products, the manufacturers or manufacturing processes we use, warning letters, civil or criminal penalties, fines, injunctions, product seizures or detentions, import bans, voluntary or mandatory product recalls and publicity requirements, suspension or withdrawal of regulatory approvals, total or partial suspension of production, and refusal to approve pending applications for marketing approval of new products to approved applications.

Risks Related to Our Intellectual Property

Our proprietary rights may not adequately protect our technologies and product candidates.

Our commercial success will depend in part on our ability to obtain additional patents and protect our existing patent position as well as our ability to maintain adequate protection of other intellectual property for our technologies, product candidates, and any future products in the United States and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. The laws of some foreign countries do not protect our proprietary rights to the same extent or in the same manner as U.S. laws, and we may encounter significant problems in protecting and defending our proprietary rights in these countries. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, product candidates and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. We cannot be certain that our patent applications will be approved or that any patents issued will adequately protect our intellectual property.

While we are responsible for and have control over the filing and prosecuting of patent applications and maintaining patents which cover making, using or selling lasmiditan we may lose such rights if we decide to allow any licensed patent to lapse. If we fail to appropriately prosecute and maintain patent protection for any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

Moreover, the patent positions of pharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles are often evolving and remain unresolved. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we do not know whether:

•	we or our licensors were the first to make the inventions covered by each of our issued patents and pending patent applications;
•	we or our licensors were the first to file patent applications for these inventions;
•	any of our product candidates will be Orange Book eligible;
•	others will independently develop similar or alternative technologies or duplicate any of our technologies;
•	any of our or our licensors’ pending patent applications will result in issued patents;
•	any of our or our licensors’ patents will be valid or enforceable;
•	any patents issued to us or our licensors and collaborators will provide us with any competitive advantages, or will be challenged by third parties;
•	we will develop additional proprietary technologies that are patentable;
•	the U.S. government will exercise any of its statutory rights to our intellectual property that was developed with government funding; or
•	our business may infringe the patents or other proprietary rights of others.

The actual protection afforded by a patent varies based on products or processes, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country, the validity and enforceability of the patents and our financial ability to enforce our patents and other intellectual property. Our ability to maintain and solidify our proprietary position for our products will depend on our success in obtaining effective claims and enforcing those claims once granted. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, narrowed, invalidated or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar products. Due to the extensive amount of time required for the development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

We may also rely on trade secrets to protect some of our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, our or any of our collaborators’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors and we may not have adequate remedies in respect of that disclosure. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them and our business could be harmed.

We are a party to a license agreement with Eli Lilly under which we license the intellectual property and receive commercialization rights to lasmiditan; any termination of such agreement would adversely affect our business.

In 2005, we entered into an agreement with Eli Lilly and Company, or Lilly, pursuant to which we obtained an exclusive, worldwide license from Lilly to develop and commercialize lasmiditan. Pursuant to our agreement with Lilly, we have been granted an exclusive worldwide license, with the right to grant sublicenses, under certain patents and know-how owned or controlled by Lilly relating to lasmiditan. Under this license agreement, we are subject to commercialization and development, diligence obligations, royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach this license agreement, Lilly may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. Generally, the loss of the licenses granted to us under our agreement with Lilly or the rights provided therein could materially harm our business, financial condition, results of operations, and prospects. See “Business—Strategic Relationships—Eli Lilly and Company” for a description of the material terms of this agreement.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These products may compete with our product candidates in jurisdictions where we do not have any issued patents and our patent claims or other intellectual rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of marketing exclusivity for our product candidates, our business may be materially harmed.

Depending on the timing, duration and specifics of FDA marketing approval of our product candidates, if any, one of the U.S. patents covering each of such approved product(s) or the use thereof may be eligible for up to five years of patent term restoration under the Hatch-Waxman Act. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.

If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we or our collaborators request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

We may not identify relevant patents or may incorrectly interpret the relevance, scope or expiration of a patent, which may adversely affect our ability to develop and market our product candidates.

We cannot guarantee that any of our patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our product candidates are not covered by a third-party patent.

Many patents may cover a marketed product, including but not limited to patents covering the composition, methods of use, formulations, production processes and purification processes of or for the product. The identification of all patents and their expiration dates relevant to the production and sale of a therapeutic product is extraordinarily complex and requires sophisticated legal knowledge in the relevant jurisdiction. It may be impossible to identify all patents in all jurisdictions relevant to a marketed product. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The United States Patent and Trademark Office, or USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent prosecution process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on any issued patent and/or pending patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of a patent or patent application. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees. While an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are many situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we fail to maintain the patents and patent applications directed to our product candidates, our competitors might be able to enter the market earlier than should otherwise have been the case, which would have a material adverse effect on our business.

The patent protection for our product candidates may expire before we are able to maximize their commercial value, which may subject us to increased competition and reduce or eliminate our opportunity to generate product revenue.

The patents for our product candidates have varying expiration dates and, if these patents expire, we may be subject to increased competition and we may not be able to recover our development costs or market any of our approved products profitably. In some of the larger potential market territories, such as the United States and Europe, patent term extension or restoration may be available to compensate for time taken during aspects of the product’s development and regulatory review. However, we cannot be certain that such an extension will be granted, or if granted, what the applicable time period or the scope of patent protection afforded during any extension period will be. In addition, even though some regulatory authorities may provide some other exclusivity for a product under their own laws and regulations, we may not be able to qualify the product or obtain the exclusive time period. If we are unable to obtain patent term extension/restoration or some other exclusivity, we could be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated. Furthermore, we may not have sufficient time to recover our development costs prior to the expiration of our U.S. and foreign patents.

We may become involved in lawsuits to protect our patents or other intellectual property rights, which could be expensive, time-consuming and ultimately unsuccessful.

Competitors may infringe our patents or other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference proceedings brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents and patent applications or those of our current or future collaborators. An unfavorable outcome could require us to cease using the technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if a prevailing party does not offer us a license on terms that are acceptable to us. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction of our management and other employees. We may not be able to prevent, alone or with our collaborators, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential and proprietary information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Third-party claims of intellectual property infringement or misappropriation may adversely affect our business and could prevent us from developing or commercializing our product candidates.

Our commercial success depends in part on us not infringing the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, ex-parte review and inter partes reexamination and post-grant review proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing and may develop our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. If a third party claims that we infringe on their products or technology, we could face a number of issues, including:

•	infringement and other intellectual property claims which, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business;
•	substantial damages for past infringement, which we may have to pay if a court decides that our product infringes on a competitor’s patent;
•	a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which the collaborator would not be required to do;
•	if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and
•	redesigning our processes so they do not infringe, which may not be possible or could require substantial funds and time.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates, that we failed to identify. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until issued as patents. Except for the preceding exceptions, patent applications in the United States and elsewhere are generally published only after a waiting period of approximately 18 months after the earliest filing. Therefore, patent applications covering our platform technology or our product candidates could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our product candidates or the use or manufacture of our product candidates. We may also face a claim of misappropriation if a third party believes that we inappropriately obtained and used trade secrets of such third party. If we are found to have misappropriated a third party’s trade secrets, we may be prevented from further using such trade secrets, limiting our ability to develop our product candidates, and we may be required to pay damages.

If any third-party patents were held by a court of competent jurisdiction to cover aspects of our materials, formulations, methods of manufacture or methods for treatment, the holders of any such patents would be able to block our ability to develop and commercialize the applicable product candidate until such patent expired or unless we obtain a license. These licenses may not be available on acceptable terms, if at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. In addition, during the course of any patent or other intellectual property litigation, there could be public announcements of the results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our product candidates, programs, or intellectual property could be diminished. Accordingly, the market price of our common stock may decline.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defending against claims of patent infringement or misappropriation of trade secrets could be costly and time-consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle at an early stage, such litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us bring our product candidates to market.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the specialty pharmaceutical industry involves both technological and legal complexity, and therefore, is costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Further, several recent U.S. Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained.

For our U.S. patent applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, or the American Invents Act, or AIA, was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted, reviewed after issuance, and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA. It is not clear what other, if any, impact the AIA will have on the operation of our business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-inventor-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (a) file any patent application related to our product candidates or (b) invent any of the inventions claimed in our patents or patent applications.

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid as unpatentable even though the same evidence may be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our patents or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

Intellectual property rights do not address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to make products that are similar to our product candidates but that are not covered by the claims of the patents that we own or license from others.
•	Others may independently develop similar or alternative technologies or otherwise circumvent any of our technologies without infringing our intellectual property rights.
•

We or any of our collaborators might not have been the first to conceive and reduce to practice the inventions covered by the patents or patent applications that we own, license or will own or license.

•

We or any of our collaborators might not have been the first to file patent applications covering certain of the patents or patent applications that we or they own or have obtained a license, or will own or will have obtained a license.

•	It is possible that our pending patent applications will not lead to issued patents.
•	Issued patents that we own may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.
•

Our competitors might conduct research and development activities in countries where we do not have patent rights, or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

•	Ownership of our patents or patent applications may be challenged by third parties.
•	The patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on our business.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and protect other proprietary information.

We consider proprietary trade secrets and/or confidential know-how and unpatented know-how to be important to our business. We may rely on trade secrets and/or confidential know-how to protect our technology, especially where patent protection is believed by us to be of limited value. However, trade secrets and/or confidential know-how can be difficult to maintain as confidential.

To protect this type of information against disclosure or appropriation by competitors, our policy is to require our employees, consultants, contractors and advisors to enter into confidentiality agreements with us. However, current or former employees, consultants, contractors and advisers may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Enforcing a claim that a third party obtained illegally and is using trade secrets and/or confidential know-how is expensive, time consuming and unpredictable. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction.

Failure to obtain or maintain trade secrets and/or confidential know-how trade protection could adversely affect our competitive position. Moreover, our competitors may independently develop substantially equivalent proprietary information and may even apply for patent protection in respect of the same. If successful in obtaining such patent protection, our competitors could limit our use of our trade secrets and/or confidential know-how.

We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights that are important or necessary to the development or commercialization of our product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our product candidates, in which case we would be required to obtain a license from these third parties. Such a license may not be available on commercially reasonable terms or at all, which could materially harm our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise improperly used or disclosed confidential information of these third parties or our employees’ former employers. Further, we may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. We may also be subject to claims that former employees, consultants, independent contractors, collaborators or other third parties have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging our right to and use of confidential and proprietary information. If we fail in defending any such claims, in addition to paying monetary damages, we may lose our rights therein. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. We may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to assist with the research and develop and to manufacture our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with in the future will usually expect to be granted rights to publish data arising out of such collaboration, provided that we are notified in advance and given the opportunity to delay publication for a limited time period in order for us to secure patent protection of intellectual property rights arising from the collaboration, in addition to the opportunity to remove confidential or trade secret information from any such publication. In the future we may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

If our trademarks and trade names are not adequately protected, than we may not be able to build name recognition in our markets of interest and our business may be adversely affected. We currently do not have any registered trademarks. Our unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not continue to develop or be sustained.

Since our initial listing on The NASDAQ Global Market in May 2015, the trading market in our common stock has been limited. The listing of our common stock on The NASDAQ Global Market does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop or be sustained in the future.

Our executive officers, directors and 5% stockholders and their respective affiliates in the aggregate own a significant percentage of our outstanding shares of common stock, which may adversely affect the liquidity of the trading market for our common stock. If these stockholders continue to hold their shares of common stock, there will be limited trading volume in our common stock, which may make it more difficult for investors to sell their shares and may increase the volatility of our stock price. The absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock at current market prices in short time periods, or possibly at all. Additionally, market visibility for our common stock may be limited and such lack of visibility may have a depressive effect on the market price for our common stock.

The price of our common stock could continue to be highly volatile, which could result in substantial losses for purchasers of our common stock.

Our stock price is likely to continue to be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the current market price. The market price for our common stock may be influenced by many factors, including:

•	our ability to enroll patients in clinical trials;
•	results of the clinical trials, and the results of trials of our competitors or those of other companies in our market sector, and the timing of the release of those results;
•	the passage of legislation or other regulatory developments in the United States and foreign countries;
•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
•	our ability to discover and develop additional product candidates;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	our ability to enter into strategic collaborations for the development of our product candidates;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ research reports or recommendations;
•	sales of our stock by us, our insiders and our other stockholders;
•	trading volume of our common stock;
•	speculation in the press or investment community;
•	general economic, industry and market conditions other events or factors, many of which are beyond our control;
•	additions or departures of key personnel; and
•	intellectual property, product liability or other litigation against us.

In addition, the stock market has recently experienced significant volatility with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our product candidates, or to a lesser extent our markets.

We are classified as an “emerging growth company” as well as a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We could remain an “emerging growth company” until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) December 31, 2020, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Notwithstanding the above, we are also currently a smaller reporting company. In the event that we are still considered a smaller reporting company, at such time we ceased being an emerging growth company, the disclosure we will be required to provide in our Securities and Exchange Commission, or SEC, filings will increase, but will still be less than it would be if we were not considered either an emerging growth company or a smaller reporting company. Specifically, similar to other emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings. Decreased disclosures in our SEC filings due to our status as an emerging growth company or a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.

As of February 23, 2016, approximately 44% of our outstanding shares are held by directors, executive officers and other affiliates. Although these shares are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, if these shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of March 23, 2016, the holders of 9,638,989 shares of our outstanding common stock, or approximately 63% of our total outstanding common stock, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our operating results may fluctuate significantly.

We expect our operating results to be subject to fluctuations due to the unpredictability of our expenses. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our clinical trials and development programs;
•	addition or termination of clinical trials;
•	regulatory developments affecting our current or future product candidates;
•	our execution of any collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements; and
•	nature and terms of stock-based compensation grants and any intellectual property infringement lawsuit in which we may become involved.

Fluctuations in our operating results may cause the price of our stock to fluctuate substantially.

We do not intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business. In addition, any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

We have and will continue to incur significant increased costs as a result of operating as a public company.

As a public company, and particularly after we are no longer an emerging growth company, we have and will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC, and the NASDAQ stock market to implement provisions of the Sarbanes-Oxley Act, imposes significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and may impact the manner in which we operate our business in ways we cannot currently anticipate.

We continue to evaluate the rules and regulations applicable to public companies and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K. When and if we are a “large accelerated filer” or an “accelerated filer” and are no longer an “emerging growth company,” each as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of an exemption available to emerging growth companies from these auditor attestation requirements. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

In addition, we may encounter problems or delays in implementing any changes necessary to make a favorable assessment of our internal control over financial reporting. Further, once we are no longer an emerging growth company, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation in connection with the attestation provided by our independent registered public accounting firm. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investors could lose confidence in our financial information and the trading price of our common stock could decline.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, may delay or prevent an acquisition of us or a change in our management. These provisions include:

•	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•	limiting the removal of directors by the stockholders;
•	creating a staggered board of directors;
•	prohibiting cumulative voting in the election of directors, which would otherwise allow for less than a plurality of stockholders to elect director candidates;
•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
•	eliminating the ability of stockholders to call a special meeting of stockholders;
•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings; and
•

requiring that any amendment or repeal of our amended and restated bylaws by our stockholders be approved by a vote of the holders of at least two-thirds of the votes that all our stockholders would be entitled to cast in an election of directors.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. These provisions would apply even if an offer rejected by our board were considered beneficial by some stockholders. Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock in the aggregate, beneficially own shares representing approximately 77% of our outstanding capital stock. As a result, if these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that our public stockholders disagree with.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our common stock and our trading volume could decline.

The trading market for our common stock is influenced in part by the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause the price of our shares and trading volume to decline.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated certificate of incorporation, our amended and restated bylaws, indemnification agreements that we have entered into with our directors and executive officers provide that:

•

We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

•	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
•

We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.

•

We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.

•

The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.

•

No repeal or modification of the indemnification provisions in our amended and restated certificate of incorporation and our amended and restated bylaws will diminish or adversely affect the rights of any director, officer, employee or agent under those provisions in respect of any occurrence or matter arising prior to any such repeal or modification.

Our amended and restated certificate of incorporation designates the state or federal courts located in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, subject to certain exceptions, the state and federal courts located in the State of Delaware will be the sole and exclusive forum for any or all intracorporate claims, which shall include claims, including claims in the right of the company, (i) that are based upon a violation of a duty by a current or former director or officer or stockholder in such capacity, or (ii) as to which Title 8 of the Delaware General Corporation Law confers jurisdiction upon the Delaware Court of Chancery. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, results of operations and prospects.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters are located in Cambridge, Massachusetts. We currently lease 2,455 square feet of office space in Cambridge, Massachusetts under a lease that expires on September 15, 2017. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms for our future growth.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price Information

Our common stock began trading on the NASDAQ Global Market on May 5, 2015 under the symbol “CLCD”.  Prior to that date, there was no established public trading market for our common stock.  The following table sets forth, for the period indicated, the high and low intraday sales prices of our common stock as reported by the NASDAQ Global Market:

	Year ended December 31,
	High	Low
2015
Second quarter from and after May 6, 2015	$9.46	$7.56
Third quarter	$9.02	$3.64
Fourth quarter	$8.44	$3.57

Holders

At March 23, 2016, there were approximately 33 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, on our common stock will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, anticipated cash needs, and plans for expansion.

Recent Sales of Unregistered Securities

Not applicable

Issuer Purchases of Equity Securities

None

Equity Compensation Plan Information

We have three equity compensation plans, which have all been approved by our shareholders: the 2006 Equity Incentive Plan, the 2015 Equity Incentive Plan and the 2015 Employee Stock Purchase Plan. Upon the conclusion of our IPO, we ceased to make grants under the 2006 Equity Incentive Plan.

Item 6. Selected Financial Data.

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management Overview

We are a Phase 3 clinical-stage biopharmaceutical company that is developing an innovative and proprietary small molecule for the acute treatment of migraine. Our product candidates utilize the first new mechanism of action under development in the last twenty years, which we believe could address the unmet needs of migraine patients, including those with cardiovascular risk factors or stable cardiovascular disease and those who are dissatisfied with existing therapies. Lasmiditan, our lead product candidate, is an oral tablet for the acute treatment of migraine in adults which is not expected to have the clinical limitations associated with the most commonly used therapies. We are also developing intravenous lasmiditan, or IV lasmiditan, for the acute treatment of headache pain associated with migraine in adults in the emergency room or urgent care setting.

Since our inception in 2005, we have devoted substantially all of our resources to the development of our product candidates. We do not have regulatory approvals in any jurisdiction to sell any products and have not generated any revenue. Since our inception and through December 31, 2015, we have raised $137.1 million to fund our operations, substantially all of which was from the sale of common and preferred stock and debt instruments. Most recently, in January 2015, we issued and sold shares of our Series C convertible preferred stock in our Series C financing for gross proceeds of $36.9 million. In May 2015, we sold 5,500,000 shares of our common stock in an IPO for gross proceeds of approximately $55.0 million.  We believe we have sufficient cash and cash equivalents to enable us to complete our two pivotal Phase 3 clinical trials and initiate our long-term, open-label study of lasmiditan. We also estimate that such funds will support our operating expenses and capital expenditure requirements into mid-2017.

We have never been profitable and have incurred net losses in each year since inception. Our net losses attributable to common stockholders were $38.5 million and $3.0 million for the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2015, our accumulated deficit was $87.1 million. These net losses resulted primarily from our research and development programs, including our preclinical development activities and clinical trials, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. These net losses and negative operating cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

We do not expect to generate revenue from product sales unless and until we obtain marketing approval from the U.S. Food and Drug Administration, or FDA, for our product candidates and successfully commercialize our product candidates. We expect that our expenses will increase substantially as we continue the research and development of our product candidates and maintain, expand and protect our intellectual property portfolio. If we obtain marketing authorization for our product candidates, we expect to incur significant commercialization expenses related to organizational growth, product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources, including potential commercial collaborations. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop and commercialize our product candidates.

Certain amounts included in the narrative of this management’s discussion and analysis of financial condition and results of operations have been rounded for ease of discussion.

License Agreement

On February 10, 2015, we amended and restated the development and license agreement with Eli Lilly and Company, or Lilly, which consolidated a number of amendments to our original development and license agreement with Lilly dated December 16, 2005. Pursuant to such agreement, we hold a worldwide license, with the right to grant sublicenses, under certain patents and know-how owned or controlled by Lilly for lasmiditan for all human health purposes. The license is exclusive except that Lilly has retained the right to conduct research on lasmiditan and products containing lasmiditan for internal research purposes only. The term of the agreement will expire on a country-by-country basis upon expiration of our royalty obligations in such country, which occurs on the later of the tenth anniversary of the first commercial sale in such country or the expiration of the last-to-expire licensed patent in such country. Upon expiration of royalty payment provisions in a given country, we will have a fully paid up, perpetual, irrevocable know-how license in such country, unless the agreement is terminated earlier.

Lilly may terminate the agreement for uncured material breach, in whole or on a country-by-country basis.  Lilly may also terminate the agreement upon a change of control of our company, unless the new owner agrees to be bound by the terms and conditions of the agreement. Either party may terminate the agreement upon written notice in the event of bankruptcy. We have the right to terminate in the case of material breach by Lilly or if we believe it would be commercially unreasonable to continue to develop lasmiditan.

Under the agreement, we are also responsible for and have control over the filing and prosecuting of patent applications and maintaining patents which cover making, using or selling lasmiditan under the agreement. In the event we decide to allow any licensed patent to lapse, Lilly may assume the responsibility for the patent and we will surrender our rights in the relevant affected countries. We have the first right (but not the obligation) to enforce these patent rights, and Lilly has agreed to cooperate and assist us in matters regarding infringement as well as patent term extensions and certifications.

During the term of the agreement, we are required to use reasonable commercial efforts to develop and obtain regulatory approvals for selling products containing lasmiditan in all major markets, which include the United States, Japan, France, Germany, Italy, Spain and the United Kingdom. If we obtain regulatory approval for one of our product candidates containing lasmiditan, we are required to use reasonable commercial efforts to commercialize the product in that country. If we do not satisfy this obligation, Lilly may terminate our agreement.

Upon execution of the original agreement in 2005, we paid an upfront license fee to Lilly in the amount of $1 million and issued to Lilly shares of our common stock. Upon achievement of certain regulatory and/or sales milestones with respect to products containing lasmiditan, we will be obligated to make future payments to Lilly of up to $32 million for the first indication and up to $3 million for each subsequent indication. In addition, we will be obligated to pay Lilly royalties of between 8% and 11% (subject to downward adjustment in certain circumstances) on net sales of products containing lasmiditan. None of our upfront or milestone payments are creditable against our royalty obligations.

Financial Overview

Research and Development.    Research and development expenses consist of the costs associated with research and discovery activities, conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Research and development expenses consist of:

•	employee salaries and related expenses, including stock-based compensation and travel expenses, for the personnel involved in our research and development activities;
•	external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites;
•	expenses incurred to manufacture clinical trial materials; and
•	license fees for and milestone payments related to in-licensed products and technologies.

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

General and Administrative Expenses.    Our general and administrative expenses consist primarily of salaries and related costs for administrative personnel, including stock-based compensation and travel expenses for our employees and consultants. Other general and administrative expenses include insurance, professional fees for directors, accounting services, legal services, consultant fees, expenses associated with obtaining and maintaining patents, and facility-related costs.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates. We have incurred, and anticipate that we will continue to incur, increased expenses related to costs associated with being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance with SEC rules and stock exchange listing rules, director and officer insurance premiums and investor relations costs. We anticipate that the costs for these services will account for $2 million to $3 million of our general and administrative expenses on an annual basis. Additionally, prior to the potential regulatory approval of our product candidates, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations.

Interest Income.    In the year ended December 31, 2015, we had interest income related to the available for sale securities we purchased during the year. The interest income consisted of interest earned during the current period on these securities.

Interest Expense.    In 2014 we had interest expense related to our then outstanding convertible promissory notes. This expense was based on the interest rate and the maturity date at which the promissory notes were issued. We did not have interest expense in 2015 as a result of converting all outstanding promissory notes into shares of Series C convertible preferred stock in that year.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reporting amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this report, we believe the following accounting policies to be the most critical to the judgments and estimates used in the preparation of our financial statements.

Accrued Research and Development Expenses.    As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include fees due in connection with research and development activities for which we have not yet been invoiced. Our accrued expenses primarily consist of accrued legal and development expenses. See Note 2 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K.

Revenue Recognition and Deferred Revenue.    We have not generated any revenues. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products upon obtaining regulatory approval, which we do not expect to occur for several years. If we fail to complete the development of our product candidates in a timely manner or obtain marketing approval for them, our ability to generate future revenue, and our results of operations and financial position, would be material adversely affected. In 2014, we received an initial $1,500,000 upfront payment from Ildong Pharmaceutical Co. Ltd. in connection with its distribution and supply agreement (see note 7) which is reflected in deferred revenue and will be recognized as revenue after the commercialization of lasmiditan.

Stock-Based Compensation.    We utilize the fair value method of accounting for stock-based compensation. The fair value method requires all such compensation, including the grant of employee stock options, to be recognized in our statement of operations based on its fair value at the measurement date, which is generally the grant date for grants made to our employees. For stock-based compensation granted to non-employees, the measurement date is generally the date when all services have been rendered or the date that options have fully vested. The expense associated with stock-based compensation is recognized on a ratable straight-line basis over the requisite service period of each award.

We compute the estimated fair values of stock options using the Black-Scholes option pricing model. Due to limited historical data, we estimate stock price volatility based on the actual volatility of comparable publicly traded companies over the expected life of the option. The expected term represents the average time options that vest are expected to be outstanding. We do not have sufficient history of exercise of stock options to estimate the expected term of employee stock options and thus continues to calculate expected life based on the mid-point between the vesting date and the contractual term in accordance with the simplified method allowed by the SEC’s Staff Accounting Bulletin 110. The expected term for stock-based compensation granted to non-employees is the contractual life. The risk-free rate is based on the U.S. Treasury yield curve during the expected life of the option.

Determining the appropriate fair value model and the related assumptions requires judgment. The fair value of each option modified is estimated using a Black-Scholes option-pricing model as follows:

	2015	2014
Estimated dividend yield	0%	0%
Expected stock-price volatility	79.1%-94.5%	70%
Weighted average risk-free interest rate	1.4%-2.2%	0.12%
Expected life of options (in years)	5.0-9.6	0.5

Due to the absence of an active market for our common stock prior to our IPO, the fair value of common stock was determined by our board of directors based on a number of objective and subjective factors consistent with the methodologies outlined in the American Institute of Certified Public Accounts Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, including:

•

the prices at which we most recently sold preferred stock and the rights, preferences, and privileges of the preferred stock compared to those of our common stock, including the liquidation preferences of the preferred stock;

•	the status of our research and development efforts, including the status of clinical trials and regulatory status and interactions with regulatory authorities; and
•	the likelihood of achieving a liquidity event for the holders of our common stock, such as an initial public offering or a strategic merger or sale of our company.

Income Taxes.    Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax base of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorizes based on the technical merits of the position.

Valuation allowances are established when we determine that it is more likely than not that some portion of a deferred tax asset will not be realized. We have incurred operating losses since inception and, therefore, have not recorded any income tax benefit associated with the corresponding tax asset because realization of these benefits could not be reasonably assured.

If necessary, we classify tax-related interest and penalties as a component of tax expense.

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2015 and 2014:

	Year ended
	December 31,		Increase (decrease)
	2015	2014	$	%
Operating expenses:
Research and development	$22,244,111	$1,168,938	$21,075,173	1803%
General and administrative	8,637,658	1,140,953	7,496,705	657%
Total operating expenses	30,881,769	2,309,891	28,571,878	1237%
Loss from operations	(30,881,769)	(2,309,891)	(28,571,878)	1237%
Other income (expense):
Interest income	142,240	1,147	141,093	12301%
Interest expense	—	(397,064)	397,064	(100)%
Total other income (expense), net	142,240	(395,917)	538,157	(136)%
Net loss before income tax expense	(30,739,529)	(2,705,808)	(28,033,721)	1036%
Income tax expense	—	(247,500)	247,500	(100)%
Net loss	$(30,739,529)	$(2,953,308)	$(27,786,221)	941%

Revenue.    We did not recognize any revenue in 2015 or 2014. In May 2014, we received a $1.5 million up-front payment in connection with the distribution and supply agreement with Ildong Pharmaceutical Co., Ltd., which is reflected in deferred revenue and will be recognized as revenue if we commercialize lasmiditan.

Research and Development Expenses.    Our research and development expenses for the year ended December 31, 2015 were $22.2 million, compared to $1.2 million for the year ended December 31, 2014. The increases in our research and development expenses in 2015 over 2014 was primarily due to our lasmiditan clinical program including increased costs relating to preparations for and initiation of our first pivotal Phase 3 trial, SAMURAI, and open-label clinical trial, GLADIATOR, for oral lasmiditan. Total clinical trial expenses were $15.8 million for the year ended December 31, 2015 compared to $49,847 in the year ended December 31, 2014. In addition to the clinical trials we also incurred increased expenses in 2015 related to the production and distribution of lasmiditan for clinical supply ($2.3 million for the year ending December 31, 2015, compared to $0 in the year ended December 31, 2014). Other research and development expenses incurred within each period included personnel-related costs and external research and development expenses related to the non-clinical support studies for lasmiditan.

General and Administrative Expenses.    General and administrative expenses were $8.6 million for the year ended December 31, 2015, compared to $1.1 million for the year ended December 31, 2014. The increase in our general and administrative expenses in 2015 were primarily due to increased personnel expenses ($5.3 million, including stock compensation for the year ended December 31, 2015, and $113,000 for the year ended December 31, 2014) and consulting and professional fees as we built an administrative infrastructure to support being a publicly traded company.

Interest Income.   Interest income was approximately $142,000 for full year of 2015, primarily received on our investment in corporate debt securities. In 2014 interest income was approximately $1,000.

Interest Expense.    Interest expense for the year ended December 31, 2014 was approximately $397,000, which was related to our then outstanding convertible promissory notes payable. The convertible promissory notes payable converted to Series B convertible preferred stock in July 2014, therefore there was no comparable interest expense in 2015. In 2015 we did not incur any interest expense, as we have no commercial debt or outstanding promissory notes following the conversion of all then-outstanding promissory notes into shares of Series C preferred stock in January 2015.

Income Taxes.  In 2015, we did not pay any income taxes. We paid $247,500 in income taxes in May 2014 to the Republic of Korea in connection with our distribution and supply agreement with Ildong Pharmaceuticals Co., Ltd.

Liquidity and Capital Resources

Cash Flows.    We have incurred losses and cumulative negative cash flows from operations since our inception in 2005, and as of December 31, 2015, we had a deficit accumulated of $87.1 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations and to obtain regulatory approval for our product candidates, which we may raise through a combination of equity offerings, debt financings and other third-party funding.

We have historically funded our operations principally from the issuance of notes payable and preferred stock. Since our inception through December 31, 2015 we have raised aggregate proceeds of $137.1 million to fund our operations, of which $49.8 million related to our IPO completed in May 2015, $78.2 million was from the sale of preferred stock and $9.1 million from issuance of debt instruments. As of December 31, 2015 we had cash, cash equivalents, and investments of $64.5 million.

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Year ended
	December 31,		Increase (decrease)
	2015	2014	$	%
Net cash provided by (used in):
Operating activities	$(21,733,977)	$(762,953)	$(20,971,024)	2749%
Investing activities	(36,806,206)	—	(36,806,206)	100%
Financing activities	86,313,466	634,313	85,679,153	13507%
Net increase in cash and cash equivalents	$27,773,283	$(128,640)	$27,901,923	(21690)%

Net Cash Used in Operating Activities.    Net cash used in operating activities for the year ended December 31, 2015 consisted primarily of a net loss of $30.7 million, adjusted for changes in working capital that provided approximately $4.4 million and stock-based compensation of approximately $4.5 million. Net cash used in operating activities of approximately $763,000 for the year ended December 31, 2014 consisted primarily of the $1.5 million upfront payment from Ildong accounted for as deferred revenue, partially offset by a net loss of $3.0 million adjusted for non-cash interest expense on the convertible promissory notes of $397,000, as well as changes in working capital which provided approximately $293,000.

Net Cash Used in Investing Activities.    Net cash used in investing activities for the year ended December 31, 2015 was $36.8 million and was comprised of purchases of available for sale securities and the maturity of a security. No cash was provided by or used in investing activities for the year ended December 31, 2014.

Net Cash Provided by Financing Activities.    Net cash provided by financing activities for the twelve months ended December 31, 2015 was $86.3 million consisting primarily of gross proceeds of $55.0 million less offering costs of $5.2 million from the IPO and $36.7 million from the Series C financing. Net cash provided by financing activities of approximately $634,000 for the twelve months ended December 31, 2014 consisted primarily of proceeds from the issuance of convertible notes payable.

Funding Requirements.    Our primary uses of capital are, and we expect will continue to be, salaries and personnel-related expenses, costs related to clinical trials, accounting expenses, legal expenses, other regulatory expenses and general overhead costs. We expect our expenses to significantly increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development, initiate and continue, as applicable, large pivotal Phase 3 clinical trials and potentially seek regulatory approvals for our product candidates. In anticipation of regulatory approval for our product candidates, we expect to incur significant pre-commercialization expenses related to product sales, marketing, distribution and manufacturing.

With the proceeds from our IPO and our existing cash and cash equivalents, we estimate that such funds will be sufficient to enable us to complete our two pivotal Phase 3 clinical trials and continue, but not complete, our long-term, open-label study of lasmiditan. We also estimate that such funds will support our operating expenses and capital expenditure requirements into mid-2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, the process of testing our product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our product candidates have not received marketing authorization from the FDA and are in various stages of clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and any commercialization of our product candidates or whether, or when, we may achieve profitability.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and revenue from potential research and development and other collaboration agreements. To the extent that we raise additional capital through the future sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant licenses to develop and market products that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

We do not have any material long-term contractual obligations or commercial obligations other than to (1) Eli Lilly for the lasmiditan license agreement described above and (2) American Twine Limited Partnership related to the lease agreement for our principal executive office space in Cambridge, MA. The duration of the lease agreement is for two years beginning September 15, 2015, with a total estimated rent expense of approximately $258,000 over the life of the agreement (remaining rent obligation is approximately $128,000 in 2016 and $92,000 in 2017).

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

Net Operating Loss and Research and Development Tax Credit Carryforwards

As of December 31, 2015, we had federal and state net operating loss, or NOLs, carryforwards of $67.6 million and $57.3 million, respectively, which begin to expire in 2025 and 2026, respectively, unless previously utilized. As of December 31, 2015 and 2014, we also recognized federal research and development tax credit carryforwards of $2.1 million and $1.2 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2026. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of our net operating losses and credits before we can use them.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This accounting standards update will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14), which amends ASU 2014-09 by deferring the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual report period. The amendments in this ASU may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We adopted this standard as of December 31, 2015 with prospective application. As a result, we reclassified our deferred tax assets classified as current to noncurrent and our deferred tax liabilities classified as current to noncurrent in our December 31, 2015 consolidated balance sheet. Prior balance sheets were not retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted. We are currently in the process of evaluating the impact of adoption of ASU No. 2016-02 on its financial statements and related disclosures.

Emerging Growth Company and Smaller Reporting Company

We are an “emerging growth company” and a “smaller reporting company” under applicable federal securities laws and therefore permitted to take advantage of certain reduced public company reporting requirements. As an emerging growth company and a smaller reporting company, we provide in our SEC reports the scaled disclosure permitted under the Jumpstart Our Business Startups Act of 2012 and SEC rules, including the scaled executive compensation disclosure. In addition, as an emerging growth company, we are not required to conduct votes seeking approval, on an advisory basis, of the compensation of our named executive officers or the frequency with which such votes must be conducted. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2020; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. In general, we will remain a “smaller reporting company” for each fiscal year where our public float remains below $75 million as of the last day of the second fiscal quarter of the prior fiscal year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2015 and 2014, we had cash and cash equivalents and available for sale securities of $64.5 million and $0.2 million, respectively, primarily money market mutual funds consisting of U.S. government debt securities, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our investments are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 8. Financial Statements and Supplementary Data.

CoLucid Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CoLucid Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of CoLucid Pharmaceuticals, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CoLucid Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 23, 2016

CoLucid Pharmaceuticals, Inc.

Balance Sheets

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$27,977,645	$204,362
Available for sale securities	36,530,496	—
Prepaid assets	808,608	22,704
Total current assets	65,316,749	227,066
Deferred financing costs	—	66,187
Other assets	21,190	—
Total assets	$65,337,939	$293,253
Liabilities
Current liabilities:
Accounts payable	$1,649,398	$306,396
Accrued expenses	3,780,156	75,158
Convertible notes payable	—	200,000
Total current liabilities	5,429,554	581,554
Deferred revenue	1,500,000	1,500,000
Total liabilities	6,929,554	2,081,554
Commitments and contingencies (note 7)
Stockholders’ equity (deficit)
Series A convertible preferred stock; $0.001 par value, 405,405 shares authorized and 381,158 issued and outstanding as of December 31, 2014 (liquidation preference of $24,254,930)	—	15,388,287
Series B convertible preferred stock; $0.001 par value, 712,530 shares authorized and 690,479 issued and outstanding as of December 31, 2014 (liquidation preference of $46,790,825)	—	34,890,584
Common stock, $0.001 par value; 270,000,000 shares authorized; 15,273,595 and 143,810 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	15,274	144
Additional paid-in capital	145,531,670	2,411,007
Accumulated other comprehensive loss	(43,279)	—
Accumulated deficit	(87,095,280)	(54,478,323)
Total stockholders’ equity (deficit)	58,408,385	(1,788,301)
Total liabilities and stockholders’ equity (deficit)	$65,337,939	$293,253

The accompanying notes are an integral part of these financial statements.

CoLucid Pharmaceuticals, Inc.

Statements of Operations and Comprehensive Loss

	Year ended
	December 31,
	2015	2014
Operating expenses:
Research and development	$22,244,111	$1,168,938
General and administrative	8,637,658	1,140,953
Total operating expenses	30,881,769	2,309,891
Loss from operations	(30,881,769)	(2,309,891)
Other income (expense):
Interest income	142,240	1,147
Interest expense	—	(397,064)
Total other income (expense), net	142,240	(395,917)
Net loss before income tax expense	(30,739,529)	(2,705,808)
Income tax expense	—	(247,500)
Net loss	(30,739,529)	(2,953,308)
Gain on extinguishment of convertible stock	4,798,194	—
Accretion of redeemable preferred stock	(12,552,830)	—
Net loss attributable to common stockholders	$(38,494,165)	$(2,953,308)
Per common share information:
Net loss per common stockholders, basic and diluted	$(3.82)	$(20.96)
Weighted-average common shares outstanding, basic and diluted	10,070,573	140,919
Comprehensive loss:
Net loss	$(30,739,529)	$(2,953,308)
Other comprehensive loss - Unrealized loss on available for sale securities	(43,279)	-
Comprehensive loss	$(30,782,808)	$(2,953,308)

The accompanying notes are an integral part of these financial statements.

CoLucid Pharmaceuticals, Inc.

Statements of Stockholders’ Equity (Deficit)

										Accumulated
	Preferred stock Series A		Preferred stock Series B		Preferred stock Series C		Common stock		Additional Paid in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2013	394,183	$15,918,384	483,040	$24,350,620	—	$—	120,353	$120	$1,349,917	$—	$(51,525,015)	$(9,905,974)
Conversion of preferred stock to common	(13,025)	(530,097)	(10,433)	(530,097)	—	—	23,457	24	1,060,170	—	—	—
Conversion of promissory notes to series B preferred stock	—	—	217,872	11,070,061	—	—	—	—	—	—	—	11,070,061
Stock-based compensation	—	—	—	—	—	—	—	—	920	—	—	920
Net loss	—	—	—	—	—	—	—	—	—	—	(2,953,308)	(2,953,308)
Balance, December 31, 2014	381,158	$15,388,287	690,479	$34,890,584	—	$—	143,810	$144	$2,411,007	—	$(54,478,323)	$(1,788,301)
Series C conversion inducement	1,426,353	—	2,647,102	—	—	—	—	—	—	—	—	—
Issuance of series C preferred stock, net of issuance cost	—	—	—	—	4,344,567	36,863,083	—	—	—	—	—	36,863,083
Extinguishment of series A, B and C preferred stock	—	207,660	—	(5,005,854)	—	—	—	—	—	—	4,798,194	—
Issuance of common stock, net of underwriting fees and issuance cost	—	—	—	—	—	—	5,500,000	14,990	49,734,868	—	—	49,749,858
Accretion of series A, B and C preferred stock	—	2,479,163	—	3,491,080	—	6,582,587	—	—	(5,877,208)	—	(6,675,622)	—
Conversion of Series A, B and C preferred stock to common stock	(1,807,511)	(18,075,110)	(3,337,581)	(33,375,810)	(4,344,567)	(43,445,670)	9,489,659	—	94,896,590	—	—	—
Exercise of common stock options	—	—	—	—	—	—	19,666	20	89,466	—	—	89,486
Vesting of restricted stock	—	—	—	—	—	—	120,460	120	(120)	—	—	—
Restricted stock vesting (stock withheld)	—	—	—	—	—	—	—	—	(273,855)	—	—	(273,855)
Employee stock purchase plan, employee contribution	—	—	—	—	—	—	—	—	18,708	—	—	18,708
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,532,214	—	—	4,532,214
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	—	—	(43,279)	—	(43,279)
Net loss	—	—	—	—	—	—	—	—	—	—	(30,739,529)	(30,739,529)
Balance, December 31, 2015	—	$—	—	$—	—	$—	15,273,595	$15,274	$145,531,670	$(43,279)	$(87,095,280)	$58,408,385

The accompanying notes are an integral part of these financial statements.

CoLucid Pharmaceuticals, Inc.

Statements of Cash Flows

	Year ended
	December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(30,739,529)	$(2,953,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	1,821
Amortization of discount on available for sale securities	232,431	—
Stock-based compensation	4,532,215	920
Interest accrued on convertible notes	—	397,064
Changes in operating assets and liabilities:
Prepaid expenses	(785,904)	(22,704)
Other assets	(21,190)	—
Accounts payable	1,343,002	251,468
Accrued expenses	3,704,998	61,786
Deferred revenue	—	1,500,000
Net cash used in operating activities	(21,733,977)	(762,953)
Cash flows from investing activities:
Purchases of available for sale securities	(38,168,728)	—
Maturities of available for sale securities	1,362,522	—
Net cash used in investing activities	(36,806,206)	—
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	700,500
Proceeds from issuance of Series C redeemable convertible preferred stock, net of costs of issuance of $0.2 million	36,663,083	—
Proceeds from issuance of common stock, net of cost of issuance of $5.2 million	49,816,044	(66,187)
Proceeds from the exercise of common stock options	89,486	—
Shares repurchased for tax withholdings for vested restricted stock awards	(273,855)	—
Proceeds from employee stock purchase plan	18,708	—
Net cash provided by financing activities	86,313,466	634,313
Net increase in cash and cash equivalents	27,773,283	(128,640)
Cash and cash equivalents as of beginning of period	204,362	333,002
Cash and cash equivalents as of end of period	$27,977,645	$204,362
Supplemental Disclosure and Cash Flow Information:
Income taxes paid	$—	$247,500
Supplemental schedule of non-cash financing activities
Conversion of convertible notes payable to preferred stock	$200,000	$11,070,061
Gain on extinguishment of preferred stock	$(4,798,194)	$—
Accretion of redeemable preferred stock	$12,552,830	$—
Conversion of preferred stock to common stock	$94,896,590	$1,060,194

The accompanying notes are an integral part of these financial statements.

CoLucid Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation

Discussion of the Business

CoLucid Pharmaceuticals, Inc. (the “Company”) is a Phase 3 clinical-stage biopharmaceutical company that is developing an innovative and proprietary small molecule for the acute treatment of migraine. The Company’s product candidates utilize the first new mechanism of action under development in the last twenty years that could address the unmet needs of migraine patients, including those with cardiovascular risk factors or stable cardiovascular disease and those who are dissatisfied with existing therapies. Lasmiditan, the Company’s lead product candidate, is an oral tablet for the acute treatment of migraine headaches in adults which is not expected to have the clinical limitations associated with the most commonly used therapies. The Company is also developing intravenous lasmiditan (“IV lasmiditan”) for the acute treatment of headache pain associated with migraine in adults, to be used in emergency room and other urgent care settings, another significant unmet medical need.

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

The Company has never been profitable and has incurred net losses in each year since inception. The Company’s net losses attributable to common stockholders was $38.5 million and $3.0 million for the years ended December 31, 2015 and 2014, respectively, and as of December 31, 2015 its accumulated deficit was $87.1 million. These net losses resulted primarily from research and development programs, including preclinical development activities and clinical trials, and general and administrative costs associated with operations. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years. These net losses and negative operating cash flows have had, and will continue to have, an adverse effect on stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development, the Company is unable to accurately predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

The Company was incorporated on August 31, 2005 in the state of Delaware, with its current headquarters at 222 Third Street, Suite 1320 in Cambridge, Massachusetts.

Initial Public Offering

In connection with preparing for its initial public offering (“IPO”), the Company’s Board of Directors and stockholders approved a one-for-40.7 reverse stock split of the Company’s common stock. The reverse stock split became effective in April 2015. All share and per share amounts in these financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

On May 11, 2015, the Company closed an IPO of its common stock, which resulted in the sale of 5,500,000 shares of its common stock at a public offering price of $10.00 per share. The Company received net proceeds from the IPO of approximately $49.8 million, after deducting underwriting discounts and approximately $1.3 million of expenses paid by the Company.

In connection with the closing of the IPO, all of the Company’s outstanding redeemable convertible preferred stock automatically converted to common stock on May 5, 2015, resulting in an additional 9,489,659 shares of common stock of the Company becoming outstanding. At December 31, 2015, the Company did not have any redeemable convertible preferred stock issued or outstanding. The significant increase in common stock outstanding in connection with the IPO is expected to impact the year-over-year comparability of the Company’s net loss per share calculations in future periods.

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Estimates are used in the following areas, among others: stock-based compensation expense, accrued expenses including those related to clinical trials, revenue recognition and deferred revenue and income taxes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, cash in readily available checking and savings accounts and money market funds and funds invested in available for sale securities with original maturities of three months or less at the time of purchase. At December 31, 2015, the Company’s cash was primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Available for Sale Securities

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available for sale, which are included in current assets. The Company carries available for sale securities at fair value based on current market value. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. When assessing whether a decline in the fair value of a security is other-than-temporary, the Company considers the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business. Based on these considerations, the Company did not identify any other-than-temporary impairments at December 31, 2015. Unrealized losses on available for sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss, a component of stockholders’ equity. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income” within the Statements of Operations and Comprehensive Loss. The Company also includes in interest income, realized gains and losses and declines in value determined to be other-than-temporary. The Company bases the cost of securities sold upon the specific identification method, and includes interest and dividends on securities in interest income.

Fair Value Measurements

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available.

Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments, and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

•	Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•

Level 2 – Valuation is based on observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Transfers are calculated on value as of the transfer date. There were no transfers between Level 1, 2 and 3 during the years ended December 31, 2015 and 2014.

The Company had no liabilities classified as Level 3 that were measured by management at fair value on a quarterly basis as of December 31, 2015 and 2014.

Items measured at fair value on a recurring basis include available for sale securities (see Note 4). The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash, cash equivalents and corporate debt securities. The Company maintains deposits in federally insured institutions in excess of federally insured limits.  The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Substantially all of the Company’s available for sale securities are with companies that management believes to be of high-credit quality with short-term credit ratings of at least A-1/P-1 or better by Standard and Poor’s and Moody’s Investor Service at the time of purchase.  The Company has no financial instruments with off-balance sheet risk of loss.

Distribution and Supply Agreement

On October 23, 2013, the Company entered into a distribution and supply agreement with Ildong Pharmaceutical Co., Ltd. (“Ildong”) for the distribution of lasmiditan in the Republic of Korea, Taiwan, Singapore, Malaysia, Indonesia, Philippines, Thailand, Myanmar and Vietnam, which is referred to as the territory. During the term of the agreement, the Company must use commercially reasonable efforts to supply Ildong with the amount of lasmiditan that it requires. Under the terms of the agreement, the Company received an upfront payment of $1.5 million as consideration for the Company granting Ildong exclusive rights to develop and commercialize lasmiditan in the territory as well as the Company’s agreement to provide lasmiditan to Ildong in the future for a reduced purchase price. This $1.5 million upfront payment is reflected in deferred revenue as of December 31, 2015 and 2014, and will be recognized as revenue in the event the Company sells lasmiditan to Ildong for commercial sale. In the event the Company has no further obligations under this agreement prior to the date regulatory approval is obtained, if at all, the Company will recognize this upfront payment as revenue at that time since lasmiditan would not have been sold and delivered to Ildong for commercial sale. The Company also has the potential to receive aggregate potential future milestone payments from Ildong of up to $3.5 million, including (i) $1 million upon the submission of a new drug application to the U.S. Food and Drug Administration or a submission of an equivalent regulatory filing to the European Medicines Agency in the European Union; (ii) $1.5 million upon obtaining approval of lasmiditan by the U.S. Food and Drug Administration or the European Medicines Agency; and (iii) $1 million upon obtaining approval of lasmiditan in the Republic of Korea. The Company will supply Ildong with lasmiditan for use in clinical trials in the territory, for which Ildong will pay to the Company an amount equal to the Company’s fully burdened manufacturing cost (or the Company’s fully burdened cost of goods if lasmiditan is obtained from a third-party supplier for such trials), plus 5% per tablet of lasmiditan. If approved in the territory, the Company will also supply Ildong with lasmiditan for sale in the territory, for which Ildong will pay to the Company a purchase price per unit calculated as a percentage (ranging from 31.5% to 36.5%) of the net sales of lasmiditan in the territory. Ildong will be responsible for the costs and activities related to development and regulatory approvals in the territory and will also participate in key registration trials as part of the global development plan under the agreement. The agreement terminates upon the later of the expiration of the Company’s patents in the territory or 15 years after the first commercialization of lasmiditan, and is subject to certain renewal rights. The agreement may be terminated by mutual agreement or by either party in the case of uncured material breach or bankruptcy. The Company has the right to terminate if Ildong challenges any of the Company’s patents or fails to adequately commercialize lasmiditan in the territory.

Stock Based Compensation

The Company recognizes compensation cost relating to stock-based payment transactions in operating results using a fair-value measurement method, in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock units (“RSUs”), to be recognized in operating results as compensation expense based on grant date fair value over the requisite service period of the awards. The Company determines the grant date fair value of stock option awards using the Black-Scholes option-pricing model which uses both historical and current market data to estimate fair value. The method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield, expected forfeiture rate and expected life of the options. The Company determines the grant date fair value of RSU awards by multiplying the number of RSUs in the grant by the closing per share price of our common stock on the grant date.

Stock based compensation expense represents the cost of the grant date fair value of employee stock option grants, recognized over the requisite service period of the awards (usually the vesting period) on a ratable straight-line basis, net of estimated forfeitures. The expense is adjusted for actual forfeitures. Stock based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest.

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

Income Taxes

The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized.  In making such a determination, management considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax-planning strategies, and result of recent operations.  If management determines that the Company would be able to realize its deferred tax assets in the future, in excess of its net recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.  The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense.  Any accrued interest and penalties are included within the related tax liability.

Accrued Research and Development Expenses

As part of the process of preparing its financial statements, the Company is required to estimate its accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with the Company’s personnel to identify services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers invoice the Company monthly in arrears for services performed. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known to it at that time. The Company confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued research and development expenses include expenses for:

▪	Contract Research Organizations (“CRO”) in connection with clinical studies;
▪	investigative sites in connection with clinical studies;
▪	vendors in connection with preclinical development activities; and
▪	vendors related to product manufacturing, development and distribution of clinical materials.

The Company bases its accrued expenses related to clinical studies on its estimates of the services received and efforts expended pursuant to contracts with its CRO that conducts and manages clinical studies on the Company’s behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. The scope of services under these contracts can be modified and some of the agreements may be cancelled by either party upon written notice. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of the clinical expense.

Payments under some of these contracts with CROs depend on factors such as the successful enrollment of subjects and the completion of clinical study milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the Company’s estimate, the Company adjusts the accrual or prepaid expense accordingly.

Although the Company does not expect its estimates to be materially different from amounts actually incurred, if its estimates of the status and timing of services performed differ from the actual status and timing of services performed the Company may report amounts that are too high or too low in any particular period. To date, there have been no material differences between its estimates and the amount actually incurred.

Net Loss Per Common Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, preferred stock, stock options and unvested restricted stock units are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

On January 28, 2016 the Company entered into a consulting agreement with Dr. Nadia Rupniak. As a result of this agreement, Dr. Rupniak received 44,613 non-qualified vested stock options and will receive 17,612 non-qualified stock options that will vest 25% each on the fifth day of each month from June 2016 through September 2016. These stock options have an exercise price of $10.00 per share.  As a result of the termination of her employment, Dr. Rupniak forfeited 10,000 previously vested incentive stock options and 33,613 previously vested non-qualified stock options.

On March 4, 2016 the Company awarded 242,000 incentive and non-qualified stock options and 158,000 restricted stock units.  The exercise price of the stock options is $6.75.

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The Company prospectively adopted this guidance in the fourth quarter of 2015, which resulted in the removal of gross deferred tax assets and liabilities from the Company’s consolidated balance sheet.  The net impact was zero and the prior period was not retrospectively adjusted.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2016-02 on its financial statements and related disclosures.

In August 2014, the FASB issued guidance that requires management to assess an entity’s ability to continue as a going concern every reporting period, and provide certain disclosures if management has substantial doubt about the entity’s ability to operate as a going concern, or an express statement if not, by incorporating and expanding upon certain principles that are currently in U.S.

auditing standards. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have an impact on the Company’s financial position or results of operations.

In June 2014, the FASB issued guidance requiring when there is a performance target that affects vesting of equity awards granted and could be achieved after the requisite service period to be treated as a performance condition. A reporting entity should apply existing guidance on stock-based compensation, as it relates to such awards. This guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted using either of two methods: (i) prospective to all awards granted or modified after the effective date; or (ii) retrospective to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter, with the cumulative effect of applying this guidance as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented in the financial statements. The Company has not issued performance-based awards during the year ended December 31, 2015. The Company’s adoption of this guidance is not expected to have a material impact on the financial statements.

In May 2014, the FASB issued guidance that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company has not had any revenue from contracts with customers from its inception through December 31, 2015. The Company’s adoption of this guidance is not expected to have a material impact on the financial statements.

3. Available for Sale Securities

The following table summarizes the available for sale securities held by the Company at December 31, 2015:

		Gross
		Unrealized
Description	Amortized Cost	Gains / (Losses)	Fair Value
December 31, 2015
Available for sale securities:
Corporate debt securities	$36,573,775	$(43,279)	$36,530,496
Total cash, cash equivalents, and available for sale securities	$36,573,775	$(43,279)	$36,530,496

The Company did not hold any available for sale securities as of December 31, 2014.

The estimated fair value of the Company’s available for sale securities at December 31, 2015, by contractual maturity, was as follows:

Due in one year or less	$36,530,496
Due after one year	—
Total available for sale securities	$36,530,496

4. Fair Value of Financial Instruments

The Company’s financial instruments, other than preferred stock, consist principally of cash and cash equivalents, available for sale securities, accounts payable and accrued liabilities.  Financial instruments measured at fair value are classified as follows:

			Significant
		Quoted prices	other	Significant
		in active markets	observable	unobservable
		for identical assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Cash and money market	$27,977,645	$27,977,645	$—	$—
Available for sale securities:
Corporate debt securities	36,530,496	—	36,530,496	—
Total	$64,508,141	$27,977,645	$36,530,496	$—
December 31, 2014
Cash and money market	$204,362	$204,362	$—	$—
Total	$204,362	$204,362	$—	$—

The carrying values of accounts payable and accrued liabilities approximate their fair values due to the short maturity of these instruments.

The fair values of Series A, Series B, and Series C redeemable convertible preferred stock were determined using probability-weighted valuation methodologies based on recent market activity. Inputs into the valuation models include the Company’s Series C redeemable convertible preferred stock offering, recent initial public offerings of similar sized life sciences companies and assumptions concerning future financing alternatives. The valuation model was complex as it required numerous assumptions relating to potential future outcomes. On May 5, 2015, the fair value of Series A, Series B, and Series C redeemable convertible preferred stock, which was based on the IPO price of the Company’s common stock, was determined using Level 2 inputs. All Series A, Series B, and Series C redeemable convertible preferred stock was converted at that time and were no longer outstanding on December 31, 2015.

5. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2015	2014
Payroll and employee-related costs	$668,604	$6,560
Clinical trial costs	1,933,382	—
Research and development costs	706,666	26,260
Professional fees	265,589	37,813
Excise tax payable	126,175	—
Other	79,740	4,525
	$3,780,156	$75,158

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

7. Commitments and Contingencies

License Agreements

On February 10, 2015, the Company amended and restated its development and license agreement with Eli Lilly and Company (“Lilly”) which consolidated a number of amendments to the Company’s development and license agreement with Lilly dated

December 16, 2005. Pursuant to such agreement, the Company holds a worldwide license, with the right to grant sublicenses, under certain patents and know-how owned or controlled by Lilly for lasmiditan for all human health purposes. The license is exclusive except that Lilly has retained the right to conduct research on lasmiditan and products containing lasmiditan for internal research purposes only. The term of the agreement will expire on a country-by-country basis upon expiration of the Company’s royalty obligations in such country, which occurs on the later of the tenth anniversary of the first commercial sale in such country or the expiration of the last-to-expire licensed patent in such country. Upon expiration of royalty payment provisions in a given country, the Company will have a fully paid up, perpetual, irrevocable know-how license in such country, unless the agreement is terminated earlier.

Lilly may terminate the agreement for uncured material breach, in whole or on a country-by-country basis. Lilly may also terminate the agreement upon a change of control of the Company, unless the new owner agrees to be bound by the terms and conditions of the agreement. Either party may terminate the agreement upon written notice in the event of bankruptcy. The Company has the right to terminate in the case of material breach by Lilly or if the Company believes it would be commercially unreasonable to continue to develop lasmiditan.

Under the agreement, the Company is also responsible for and has control over the filing and prosecuting of patent applications and maintaining patents which cover making, using or selling lasmiditan under the agreement. In the event the Company decides to allow any licensed patent to lapse, Lilly may assume the responsibility for the patent and the Company will surrender its rights in the relevant affected countries. The Company has the first right (but not the obligation) to enforce these patent rights, and Lilly has agreed to cooperate and assist the Company in matters regarding infringement as well as patent term extensions and certifications.

During the term of the agreement, the Company is required to use reasonable commercial efforts to develop and obtain regulatory approvals for selling products containing lasmiditan in all major markets, which include the United States, Japan, France, Germany, Italy, Spain and the United Kingdom. If the Company obtains regulatory approval for one of its product candidates containing lasmiditan, the Company is required to use reasonable commercial efforts to commercialize the product in that country. If the Company does not satisfy this obligation, Lilly may terminate the agreement.

Upon execution of the original agreement in 2005, the Company paid an upfront license fee to Lilly of $1 million and issued to Lilly shares of its common stock, both of which were expensed. Upon achievement of certain regulatory and/or sales milestones with respect to products containing lasmiditan, the Company will be obligated to make future payments to Lilly of up to $32 million for the first indication and up to $3 million for each subsequent indication. In addition, the Company will be obligated to pay Lilly royalties of between 8% and 11% (subject to downward adjustment in certain circumstances) on net sales of products containing lasmiditan. None of the Company’s upfront or milestone payments are creditable against its royalty obligations. In 2015 none of the milestones were achieved.

Lease Agreement

On September 15, 2015 the Company entered into an agreement with American Twine Limited Partnership for the lease of its principal office space in Cambridge, Massachusetts.  The duration of the lease agreement is two years beginning September 15, 2015, with a total estimated rent expense of approximately $258,000 over the life of the agreement. The rent expense for year ended December 31, 2015 was approximately $83,000 for the previously leased office in Burlington, Massachusetts and the current facility and the anticipated rent payment is approximately $128,000 for 2016 and $92,000 for 2017.

8. Issuance of Preferred Stock

On January 12, 2015, the Company issued 4,344,567 shares of Series C redeemable convertible preferred stock for $36,900,000 in cash and the conversion of $200,000 of convertible debt. The Series C redeemable convertible preferred stock contains dividend and liquidation preferences similar to the Series A and Series B convertible preferred stock.

As an inducement for holders of the Company’s Series A and Series B convertible preferred stock to participate in the Series C financing and in exchange for a waiver of certain anti-dilution provisions, the Company also issued 1,426,353 shares of Series A convertible preferred stock and 2,647,102 shares of Series B convertible preferred stock. The Company has determined that the modification of the Series A and Series B convertible preferred stock was sufficiently substantial to treat the additional issuances as an extinguishment of the existing Series A and Series B convertible preferred stock. In accordance with the Financial Accounting Standards Board (“FASB”) ASC 260-10, Earnings Per Share, the Company recorded a gain of $4,798,194 attributable to common stockholders equal to the excess of the carrying value of the Series A and Series B convertible preferred stock over the fair value of the Series A and Series B convertible preferred stock after the modifications and issuance of additional shares on January 12, 2015. Due to the absence of an active market for the Company’s common stock, the fair value of common stock was determined by the board of directors with the assistance of a third-party valuation specialist.  The valuations were based on a number of objective and subjective factors consistent with the methodologies outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, including:

•

the prices at which the Company most recently sold preferred stock and the rights, preferences, and privileges of the preferred stock compared to those of the Company’s common stock, including the liquidation preferences of the preferred stock;

•	the status of the Company’s research and development efforts, including the status of clinical trials and regulatory status and interactions with regulatory authorities; and
•	the likelihood of achieving a liquidity event for the holders of the Company’s common stock, such as an initial public offering or a strategic merger or sale of the Company.

Effective with the issuance of the Series C redeemable convertible preferred stock, all of the Company’s Series A, Series B and Series C preferred stock became redeemable five years after the issuance of the Series C redeemable convertible preferred stock at the option of the Series C preferred stockholders. The Company accreted the carrying value of its Series A and Series B convertible preferred stock and its Series C redeemable convertible preferred stock to its estimate of fair value (i.e. redemption value) at March 31, 2015 and May 5, 2015, the date of the conversion of all preferred stock to common stock in connection with the IPO. The Company based its estimate of fair value on a valuation methodology discussed above.

Deferred financing costs of $66,187 at December 31, 2014 relate to the Series C redeemable convertible preferred stock offering and were netted against the gross proceeds.

9. Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”).  ASC 718 requires all stock-based payments to employees, including grants of employee stock options, restricted stock units, or RSUs, and modifications to existing stock awards, to be recognized in the statement of operations and comprehensive loss based on their fair values.  The Company accounts for stock-based awards to non-employees in accordance with FASB ASC Topic 505, Equity-Based Payments to Non-Employees, which requires the fair value of the award to be re-measured at fair value until a performance commitment is reached or counterparty performance is complete.

The Company’s stock-based awards are comprised of stock options and restricted stock units.  The Company estimates the fair value of options and RSUs granted using the Black-Scholes option pricing model.

Equity Award Plans

During February 2006, the Company adopted the CoLucid Pharmaceuticals, Inc. Equity Incentive Plan (the “2006 Plan”). After the effective date of the 2015 Plan (defined below), no additional awards have been or will be granted under the 2006 Plan. Eligible plan participants included employees, directors and consultants. The board of directors determined the exercise price, term, and vesting provisions of all options at their grant date.

On April 16, 2015, the board of directors adopted the CoLucid Pharmaceuticals, Inc. 2015 Equity Incentive Plan (the “2015 Plan”), which was approved by the stockholders on the same day. There were a total 1,819,100 shares of the Company’s common stock initially reserved for issuance pursuant to the 2015 Plan, of which 310,840 shares were available for future grant as of December 31, 2015. The 2015 Plan allows for the granting of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units and other awards convertible into or otherwise based on shares of common stock. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will automatically increase annually on January 1st of each calendar year by an amount equal to the lesser of: a) six percent (6%) of the number of common shares of stock outstanding as of December 31st of the immediate preceding calendar year, or b) 1,200,000 shares, provided, however, that the board of directors may determine that any annual increase be a lesser number. In addition, all awards granted under the 2006 Plan that are forfeited, expire, are cancelled or otherwise not issued will become available under the 2015 Plan. Effective January 1, 2016, 687,312 shares were added to the 2015 Equity Incentive Plan, as available for issuance thereunder, pursuant to the automatic increase feature of the applicable plan.

Stock Option Awards

The fair value of the stock options granted are estimated on the date of grant using all relevant information, including application of the Black-Scholes option-pricing model. When applying the Black-Scholes option-pricing model to compute stock-based compensation, the Company assumed the following for the twelve months ended December 31, 2015: risk-free rate of return of 1.4% to 2.2%; expected average option life of 5.0 to 9.6 years; average volatility of 79.1% to 94.5%; and expected dividend rate of

0%. The risk-free rate of return was based on U.S Treasury rates. The expected average option life assumption was based upon the simplified or “plain-vanilla” method, which averages the contractual term of the options (10 years) with the vesting term (4 years) taking into consideration multiple vesting tranches.  Expected volatility for the period ended December 31, 2015 was based upon the historical volatility of comparable companies. The Company estimated the expected forfeiture rate of 12.4% based on the historical forfeiture rate of comparable companies and it does not expect to pay dividends in the foreseeable future.

The Company did not grant any stock options during the year ended December 31, 2014.

The following summarizes the stock option activity during the year ended December 31, 2015:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
		price	contractual	intrinsic
	Shares	per share	term (years)	value
Outstanding at December 31, 2014	81,820	$4.48	3.0	$255,777
Granted	1,310,031	9.42
Exercised	(19,674)	4.55
Cancelled / Expired	(156,349)	8.14
Outstanding at December 31, 2015	1,215,828	$9.34	9.4	$461,858
Options exercisable at December 31, 2015	233,149	$9.82	9.1	$29,296
Options vested and expected to vest December 31, 2015	1,044,503	$9.37	9.3	$375,278

The aggregate intrinsic value in the above table is the difference between the closing common stock price on December 31, 2015 of $8.37 per share and the option exercise price multiplied by the number of in-the-money options as of December 31, 2015. As of December 31, 2015, total unrecognized stock-based compensation expense relating to unvested employee stock option awards, was $4.1 million. This amount is expected to be recognized over a weighted-average period of approximately 3.15 years. There was no unrecognized stock-based compensation expense as of December 31, 2014. The weighted average fair value of stock options granted during the twelve months ended December 31, 2015 was $9.42 per share.

Restricted Stock Awards

On May 5, 2015, the Company granted 360,508 restricted stock units to the Chief Executive Officer at a grant date fair value of $10.00 per share. The restricted stock units have a requisite service period of four years, whereby the award vested 50% on November 5, 2015, and will vest 12.5% on the one-year anniversary of the grant, then ratably over the next 36 months, subject to continuous service of the employee. As of December 31, 2015 there was approximately $1.6 million of unrecognized compensation expense related to the restricted stock unit awards, which is expected to be recognized over a weighted-average period of approximately 3.34 years.

On November 5, 2015, 180,254 restricted stock units held by the Company’s Chief Executive Officer vested and were settled in shares of the Company’s common stock on a one-for-one basis.  The Company withheld 59,794 shares for the federal and state taxes owed on this vesting and settlement. The Company added these shares back to the 2015 Plan share pool.

The following summarizes RSU activity for the twelve months ended December 31, 2015:

			Weighted-
		Weighted-	average
		average grant	remaining	Aggregate
		date value	contractual	intrinsic
	Shares	per share	term (years)	value
Outstanding at December 31, 2014	—	$—	—	$—
Granted	360,508	10.00
Vested	(180,254)	10.00
Forfeited	—	—
Outstanding at December 31, 2015	180,254	$10.00	9.3	$1,508,726
RSUs expected to vest	172,339	$10.00	9.3	$1,442,477

Employee Stock Purchase Plan

On April 16, 2015, the board of directors adopted the Company’s Employee Stock Purchase Plan (the “ESPP”), which was approved by the stockholders on the same day. There initially were 300,000 shares of the Company’s common stock reserved for issuance and sale pursuant to the ESPP. In addition, the ESPP provides for automatic annual increases in the number of shares available for issuance under the ESPP on January 1 of each year in an amount equal of the lesser of: (i) 1% of the total number of shares outstanding as of December 31 of the immediately preceding calendar year, or (ii) 150,000 shares, unless a lesser number of shares is otherwise determined by the Company’s board of directors. The ESPP was implemented effective December 1, 2015 and permits the Company’s employees to purchase shares of the Company’s common stock.

Under the ESPP, on the first day of each offering period, each eligible employee for that offering period has the option to enroll for that offering period, which allows the eligible employees to purchase shares of the Company’s common stock at the end of the offering period. Each offering period under the ESPP is for six months, which can be modified from time-to-time. Subject to limitations, each participant is permitted to purchase a number of shares determined by dividing the employee’s accumulated payroll deductions for the offering period by the applicable purchase price, which is equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. A participant must designate in his or her enrollment package the percentage (if any) of compensation to be deducted during that offering period for the purchase of stock under the ESPP, subject to the statutory limit under the Internal Revenue Code. As of December 31, 2015, there were 300,000 shares available for future purchase under the ESPP, which was increased to 450,000 shares effective January 1, 2016 pursuant to the automatic increase feature of the ESPP.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six month offering period. As of December 31, 2015, approximately $18,708 of employee payroll deductions which have been withheld since December 1, 2015, are included in additional paid in capital in the accompanying balance sheet. The compensation expense related to the ESPP for the year ended December 31, 2015 was $7,824.

Compensation Expense Summary

The Company recognized the following compensation cost related to share-based awards in the year ended December 31, 2015:

Year ended
December 31,
2015
Research and development	$620,740
General and administrative	3,911,475
Total	$4,532,215

Compensation expense by type of award in the year ended December 31, 2015 was as follows:

Year ended
December 31,
2015
Stock options	$2,582,170
Restricted stock units	1,942,221
Employee Stock Purchase Plan	7,824
Total	$4,532,215

There was no share-based compensation expense in the year ended on December 31, 2014.

10. Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents or unvested restricted stock. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method.  For purposes of this calculation, convertible preferred stock, stock options, RSUs and shares to be purchased under the ESPP are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders:

	Year ended
	December 31,
	2015	2014
Numerator:
Net loss	$(30,739,529)	$(2,953,308)
Gain on exchange of convertible preferred stock	4,798,194	—
Accretion of redeemable convertible preferred stock	(12,552,830)	—
Net loss attributable to common stockholders - basic and diluted	$(38,494,165)	$(2,953,308)
Denominator:
Weighted average common shares outstanding - basic and diluted	10,070,573	140,919
Net loss per share allocable to common stockholders - basic and diluted	$(3.82)	$(20.96)

The common stock equivalents in the table below were excluded from the calculation of diluted weighted-average shares outstanding due to their anti-dilutive effect:

	Year ended
	December 31,
	2015	2014
Convertible preferred stock	2,970,193	955,060
Outstanding stock options	805,481	17,255
Outstanding restricted stock units	213,836	—
Employee Stock Purchase Plan shares	21,519	—

11. Employee Retirement Plan

The Company maintains a retirement plan (the “401(k) Plan”) authorized by Section 401(k) of the Internal Revenue Code. In accordance with the 401(k) Plan, all employees are eligible to participate in the 401(k) Plan as of the first day of the month following commencement of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary, and no contributions were made during the years ended December 31, 2015 or December 31, 2014.

12. Income Taxes

The components of income tax expense for the years ended December 31, 2015 and 2014, consisted of the following:

	Year ended
	December 31,
	2015	2014
Domestic current expense	$—	$—
Foreign current expense	—	247,500
Domestic deferred expense	—	—
Foreign deferred expense	—	—
Total income tax expense	$—	$247,500

Significant components of the Company’s deferred tax assets as of December 31, 2015 and 2014, consisted of the following:

	Year ended
	December 31,
	2015	2014
Current
Deferred Tax Assets
Accrued expenses	$—	$12,700
Accrued vacation	—	1,600
Valuation allowance	—	(14,300)
Net deferred tax assets, current	$—	$—

Non-Current
Deferred Tax Asset
Tax loss carryforwards	$24,815,400	$16,178,500
Contributions carryforward	1,700	1,700
Tax credits	2,122,000	1,163,700
Start-up cost	1,940,300	2,171,600
Patent costs and other intangibles	628,600	703,500
Fixed assets	—	400
Stock-based compensation	1,245,400	13,300
Short term unrealized gain/loss	15,800	—
Mark to market adjustment	90,200	—
Deferred revenue	547,500	—
Accrued expense	240,300	—
Valuation allowance	(31,647,200)	(20,232,700)
Net deferred tax assets, non-current	$—	$—

As of December 31, 2015 and 2014, the Company recorded a full valuation allowance against its net deferred tax assets, since realization of these benefits was not more-likely-than-not. The valuation allowance increased $11,414,500 during the year ended December 31, 2015, due primarily to net operating losses incurred during the year.

As of December 31, 2015, the Company had federal and state net operating loss carryforwards of $67,706,800 and $57,327,800, respectively.  These net operating loss carryforwards begin to expire in 2025 and 2021 for federal and state purposes, respectively.  The utilization of the federal net operating loss carry forwards may be subject to limitations under the rules regarding a change in stock ownership as determined by the Internal Revenue Code, and state laws. Section 382 of the Internal Revenue Code of 1986, as amended, imposes annual limitations on the utilization of net operating loss (“NOL”) carry forwards, other tax carry forwards, and certain built-in losses upon an ownership change as defined by that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company stock by more than 50 percentage points over a three year testing period (“Section 382 Ownership Change”). If the Company has undergone a Section 382 Ownership change, an annual limitation would be imposed on certain of the Company’s tax attributes, including NOL and capital loss carry forwards, and certain other losses. As of December 31, 2015, the Company has not performed a formal study to determine whether there are Section 382 limitations that apply, but any limitations would have no impact on net deferred taxes or the tax expense.

The Company has federal research and development credits of approximately $2,122,000 available to offset future tax, which begin to expire in 2026. The Company also has federal contribution carryforwards of approximately $5,000 available to offset future taxable income, which begin to expire in 2017.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows:

	2015		2014
		% of Pretax		% of Pretax
	Amount	Earnings	Amount	Earnings
Income tax at statutory rate	$(10,451,400)	34.0%	$(919,700)	34.0%
State income taxes	(768,900)	2.5%	(89,300)	3.3%
Foreign income tax	—	0.0%	163,400	-6.0%
Non-deductible expenses	531,700	-1.7%	164,100	-6.1%
Credits	(1,197,800)	3.8%	(42,200)	1.6%
Change in unrecognized tax benefits	158,100	-0.5%	192,000	-7.1%
State tax rate adjustment	348,100	-1.1%	—	0.0%
Change in valuation allowance	11,384,300	-37.0%	797,800	-29.5%
Other	(4,100)	0.0%	(18,600)	0.7%
Income tax expense	$—	0.0%	$247,500	-9.1%

The Company has evaluated its tax positions to consider whether it has any unrecognized tax benefits. As of December 31, 2015 the Company had gross unrecognized tax benefits of approximately $350,000. Of the total, none would reduce the Company’s effective tax rate if recognized. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next twelve months. Furthermore, the Company does not expect any cash settlement with the taxing authorities as a result of these unrecognized tax benefits as the Company has sufficient unutilized carryforward attributes to offset the tax impact of these adjustments.

The following is a tabular reconciliation of the Company’s change in gross unrecognized tax positions:

Balance at December 31, 2014	$192,000
Gross increases related to current period	158,000
Gross decreases related to current period	—
Total income tax (benefit) expense	$350,000

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company has analyzed its filing positions in all significant federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in those jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state, and local tax examinations by tax authorities for years before 2012, although carryforward attributes that were generated prior to 2012 may still be adjusted upon examination by the taxing authorities if they either have been or will be used in a future period. No income tax returns are currently under examination by taxing authorities.

13. Accumulated Other Comprehensive Loss

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss, net of tax:

	Unrealized Loss on
	Investments	Total
Balance at December 31, 2014	$—	$—
Other comprehensive loss	(43,279)	(43,279)
Net current-period other comprehensive loss	(43,279)	(43,279)
Balance at December 31, 2015	$(43,279)	$(43,279)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

At December 31, 2014, we concluded that there was a material weakness in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we identified related to lack of segregation of duties.

To address the control issues, during 2015 we hired an experienced Chief Financial Officer and accounting staff and established procedures to enable the proper segregation of duties. In 2015, we adopted the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and designed and implemented a system of internal control and we created and documented procedures for all accounting functions and for the review and release of financial statements and other information.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes in internal control over financial reporting during the Company’s fourth quarter that would have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered independent public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Arthur M. Pappas, age 68, has served as the Chairman of the Board since December 2005. Since 1994, Arthur M. Pappas has served as Managing Partner of Pappas Capital, LLC, a company that invests exclusively in the life sciences sector. From 1989 to 1994, Mr. Pappas served as the Chief Executive Officer of Glaxo Far East (Pte) Ltd., Glaxo Latin America, Inc. and various other subsidiaries of Glaxo Holdings, plc, a global pharmaceutical company. From 1987 to 1989, Mr. Pappas served as Vice President of Commercial Operations for Abbott Laboratories International, Ltd. From 1982 to 1987, Mr. Pappas served as Chief Executive Officer of Merrell Dow Brazil and Merrell Dow Pharmaceuticals Pacific, Ltd., which were subsidiaries of Merrell Dow Pharmaceuticals, Inc., a pharmaceutical company. Mr. Pappas currently serves as a director of Afferent Pharmaceuticals, Inc. and Aura Biosciences, Inc., as well as a director for several non-profit organizations. He also served as a director of Chimerix, Inc., a biopharmaceutical company, from February 2011 to June 2014, and CardioDx, Inc., from May 2009 to July 2014. Mr. Pappas has previously served on numerous boards of directors, including those of Glaxo Holdings, plc, and the predecessor of Quintiles, Inc., a global provider of biopharmaceutical outsourcing services. Mr. Pappas is a decorated Vietnam veteran, having served as an officer in the U.S. Army 101st Airborne Division and 2nd PSYOP Airborne Group JFK Special Warfare Center. Mr. Pappas earned a B.S. in Biology from Ohio State University and an M.B.A. in Finance from Xavier University.

Mark Corrigan, M.D., age 58, has served as a member of our Board of Directors since October 2015. Dr. Corrigan serves as a director of EPIRUS Biopharmaceuticals, Inc., where he served as a director since December 2009 and as the chairman of the board since 2014. Dr. Corrigan also serves on the board of directors of Cardiome Pharma Corp., a publicly traded cardiovascular therapeutics company, and on the Compensation Committee, since 2015. He served as president and chief executive officer of Zalicus, Inc., a predecessor of EPIRUS Biopharmaceuticals, from January 2010 until the two companies merged in July 2014. He was Executive Vice President, Research & Development of Sunovion Pharmaceuticals Inc. (formerly Sepracor Inc.) from April 2003 until December 2009. Prior to joining Sunovion Pharmaceuticals, Dr. Corrigan spent 10 years with Pharmacia & Upjohn, Inc., most recently as Group Vice President of Global Clinical Research and Experimental Medicine. Prior to joining the pharmaceutical industry, Dr. Corrigan spent five years in academic research at the University of North Carolina Medical School, focusing on psychoneuroendocrinology. Dr. Corrigan served on the board of directors of Cubist Pharmaceuticals, Inc. (acquired by Merck & Co., Inc.), a publicly traded biopharmaceutical company, where he served on the audit committee, from 2008 until 2015. Dr. Corrigan served on the board of directors of Avanir Pharmaceuticals (acquired by Otsuka Pharmaceutical Company, Ltd.), a publicly traded company, where he was chairman of the Scientific Committee, and served on the Nominating and Corporate Governance Committee, from 2014 until 2015.

Martin Edwards, MB, MCRP, MRCGP, FFPM, M.B.A., age 60, has served as a member of our Board of Directors since January 2015. Dr. Edwards is employed as a Senior Partner with Novo A/S, a Danish limited liability company that manages investments and financial assets, a role that he has held since October 2003. He is Chairman of Vantia Ltd., Kalvista Ltd., and Epsilon 3 Bio Ltd., which are clinical-stage pharmaceutical companies. He also serves as a director on the boards of Tarsa Therapeutics Inc. and Nuvelution Inc, both USA-based pharmaceutical development companies, as well as Karus Therapeutics Ltd. and Acacia Pharma Ltd., pharmaceutical companies based in the United Kingdom. Prior to his current role with Novo A/S, Dr. Edwards was Chief Executive Officer of ReNeuron Ltd., a stem cell research company based in the United Kingdom, from 1998 to 2003, taking the company public in 2001. Dr. Edwards trained in physiology and medicine in Manchester, United Kingdom, and in business at Warwick University.

Alison Lawton, age 54, has served as a member of our Board of Directors since March 2016. Ms. Lawton has been Chief Operating Officer at Aura Biosciences since January 2015, and prior to this was Chief Operating Officer at OvaScience, Inc. from January 2014 to January 2015. From 1991 to 2013, Ms. Lawton worked at various positions of increasing responsibility at Genzyme Corporation and subsequently at Sanofi-Aventis, following its 2011 acquisition of Genzyme. Ms. Lawton served as Senior Vice President and General Manager of the Sanofi Biosurgery Business Unit and Global Head of Market Access at Genzyme. Before joining Genzyme, Ms. Lawton worked for eight years in the United Kingdom at Parke-Davis.  Ms. Lawton serves on the board of directors of ProQR Therapeutics and Verastem Inc., which are publicly traded biopharmaceutical companies.

Luc Marengere, Ph.D., age 50, has served as a member of our Board of Directors since January 2015. Dr. Marengere is Managing Partner of TVM Life Science Venture VII, which he joined in March 2012. He oversees the establishment of the new Canadian operations and the North American investment strategy as well as the deal sourcing and execution. Dr. Marengere is also responsible for ongoing relationships with certain Canadian limited partnerships and Korean investors. Dr. Marengere has 20 years of venture capital experience in Canada and the United States. Prior to joining TVM Capital, he was a Managing General Partner with VG Partners from October 2001 to March 2012, where he successfully launched and oversaw the operations and investments of the VG Advanced Life Sciences Fund. Dr. Marengere also founded the life science practice and team within VG Partners and raised more than $230 million for the first fully dedicated life science fund, VG Advanced Life Science Fund. Dr. Marengere is also currently a director of Ixchelsis, Ltd., an independent biotechnology company based in the United Kingdom, PRCL Research Inc., a pharmaceutical company based in Canada, and Modulate Therapeutics, Inc., based in Canada. He has previously served on a number of boards for publicly and privately held companies. Prior to his venture capital career, Dr. Marengere conducted commercially oriented research in the fields of immunology and oncology while at Amgen, Inc., a biotechnology company. He holds a Ph.D. from the University of Toronto’s department of Medical Biophysics and Molecular Genetics and a master’s degree of Science from Queen’s University, and he graduated magna cum laude from the University of Ottawa.

Thomas P. Mathers, age 49, has served as our Chief Executive Officer since June 2011. Since January 2015, Mr. Mathers has also served as a member of our board of directors. He also serves as the chairman and Chief Executive Officer of Déclion Holdings LLC, a biotechnology company focused on developing declensional peptides as a platform for the treatment of neurodegenerative diseases, infectious diseases and cancer, and its affiliates and has held these roles since June 2011. Since June 2006, Mr. Mathers has served on the board of directors of the Biotechnology Industry Organization. Until December 2014, Mr. Mathers also served as the interim general manager of CureFAKtor Pharmaceuticals, LLC, a privately held biopharmaceutical company. Previously, Mr. Mathers served as the President and Chief Executive Officer and a director of Peptimmune, Inc., a biotechnology company focused on developing peptides and amino acid copolymers for the treatment of CNS and chronic inflammatory diseases, from November 2003 until June 2011, when the company filed for Chapter 7 bankruptcy. Prior to that, Mr. Mathers was the President and Chief Executive Officer and a director of Cell Based Delivery, Inc., and he was the General Manager and Corporate Vice President of Cardion Pharmaceuticals, Inc. Mr. Mathers also held a variety of positions at Genzyme Corporation, including Vice President, Strategic Development; Senior Director, Cardiovascular Global Marketing; and various marketing management positions. He also served as a director of CureFAKtor Pharmaceuticals, LLC from May 2012 to December 2014. Mr. Mathers served as a captain in the United States Army – Aviation from 1988 through 1991, and he received his bachelor’s degree in engineering from the United States Military Academy, West Point, in 1988.

Marvin L. White, age 54, has served as a member of our Board of Directors since July 2015. Since April 2014, Mr. White has served as president and chief executive officer of The MLW Advisory Group, LLC, a management advisory company targeting the needs of healthcare and related companies. From 2008 to 2014, Mr. White served as system vice president and chief financial officer of St. Vincent Health, and was responsible for finance, materials management, accounting, patient financial services and managed care for 19 hospitals and 36 joint ventures. Prior to joining St. Vincent Health, Mr. White was executive director and chief financial officer of LillyUSA, a subsidiary of Eli Lilly and Company, where he also held leadership positions in Corporate Finance and Investment Banking in the Corporate Strategy Group. He serves on the boards of Emergent BioSolutions, Washington Prime Group and the OneAmerica Financial Insurance Partners, Inc. Mr. White earned his B.A. in Accounting from Wilberforce University and an M.B.A. in Finance from Indiana University.

Executive Officers

Information regarding our Chief Executive Officer, Thomas P. Mathers, is included above under the heading “Directors”.

Matthew D. Dallas, age 40, has served as our Chief Financial Officer since February 2015. Previously, Mr. Dallas served as the Vice President of Finance, Treasurer and Acting Principal Accounting Officer from July 2014 to February 2015, Senior Director of Finance from July 2012 to June 2013, Director of Financial Planning and Analysis from July 2012 to June 2013 and Associate Director of Financial Planning and Analysis from March 2011 to June 2012 at AVEO Pharmaceuticals, Inc., a biotechnology company. From December 2000 to March 2011, Mr. Dallas held a variety of roles at Genzyme Corporation, a global biotechnology company, most recently serving as the Associate Director of Finance. He has also held various positions in finance and accounting at NEN Life Sciences and Kimberly-Clark Corporation. Mr. Dallas received his bachelor’s degree in finance from the University of Tennessee.

Bernice Kuca, age 57 has served as our Head, Clinical and Regulatory Operations since July 2011. From March 2009 through July 2011, Ms. Kuca was the Head of Clinical Operations at Peptimmune, Inc., providing clinical operations and strategic program leadership. Prior to that time, Ms. Kuca has served in a variety of clinical director roles at companies including Sepracor, Inc., Idenix Pharmaceuticals, Inc., Ziopharm Oncology, Inc., and Oscient Pharmaceuticals Corporation. In addition to her professional experience, Ms. Kuca currently serves on the volunteer board of directors of CAN DO MS, a national non-profit organization. Ms. Kuca received her bachelor’s degree in biology from the State University of New York at Buffalo, her master’s degree in applied anatomy and physiology from Boston University, and a graduate certificate of special studies in administration and management from Harvard University Extension School.

Linda Hogan, age 64, has served as our Head, Business Development and Strategy since September 2008. Since December 2006, Ms. Hogan has also served as the President and Founder of LLH Associates, LLC, a consulting and advisory firm for business development and strategy transactions. Prior to joining us, she was an Executive in Residence at Care Capital, LLC from November 2005 to December 2014. She also served as Vice President of Business Development at ClearView Projects, Vice President, U.S. Group Head, Global Business Development at Aventis Pharmaceuticals, and a variety of other roles in its predecessor companies. Prior to her pharma career, Ms. Hogan was Assistant Professor of Pharmacy Practice and Director of Drug Information

Services at the University of Kansas School of Pharmacy and the Kansas University Medical Center. Ms. Hogan received a master’s degree in hospital pharmacy, a master’s in business administration from Rockhurst College and a CLP from the Licensing Executive Society.

Raymond D. Skwierczynski, PhD, age 53, has served as our Head, Pharmaceuticals Operations since November 2015.  Previously, Dr. Skwierczynski served as Senior Director, Pharmaceutical Technology R&D Laboratory at Takeda Pharmaceuticals (formerly Millennium Pharmaceuticals) where he led departments of scientists and engineers responsible for all aspects of small-molecule formulation and analytical development from discovery to commercialization for oral and IV routes of delivery. Dr. Skwierczynski contributed to the late-stage development of ixazomib and alseritib, where he established development and regulatory strategies for pre-clinical development through registration related to pharmaceutical operations. Prior to Takeda, Dr. Skwierczynski held positions of increasing responsibility with 3M Pharmaceuticals and Roche Carolina. Dr. Skwierczynski also serves as a member of an Expert Committee for the United States Pharmacopeia.

Corporate Governance

Our board of directors has adopted a code of business conduct and ethics that applies to our directors, officers and employees.  This code is available on the corporate governance section of our website (which is a subsection of the investor relations section of our website) at the following address: www.colucid.com. We intend to disclose on our website any amendments or waivers to the Code that are required to be disclosed by SEC rules. You may also request a printed copy of the code, without charge, by writing to us at CoLucid Pharmaceuticals, Inc., 222 Third Street, Suite 1320 Cambridge, MA 02142 Attn: Investor Relations.

Additional information required by this Item 10 will be contained in our definitive proxy statement for our 2016 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements

The following financial statements of CoLucid Pharmaceuticals, Inc. are set forth in Part II, Item 8:

2.	Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3.	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUCID PHARMACEUTICALS, INC.

Date: March 23, 2016	By:	/s/ Thomas P. Mathers
Thomas P. Mathers
Chief Executive Officer

Each of the undersigned hereby appoints Thomas P. Mathers and Matthew D. Dallas, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2016.

Name	Title

/s/ Thomas P. Mathers	Chief Executive Officer (principal executive officer) and Director
Thomas P. Mathers

/s/ Matthew D. Dallas	Chief Financial Officer (principal financial officer and principal accounting officer)
Matthew D. Dallas

/s/ Arthur M. Pappas	Chairman of the Board of Directors
Arthur M. Pappas

/s/ Martin Edwards	Director
Martin Edwards

/s/ Alison Lawton	Director
Alison Lawton

/s/ Luc Marengere	Director
Luc Marengere

/s/ Marvin White	Director
Marvin White

/s/ Mark Corrigan	Director
Mark Corrigan

Exhibit Index

Exhibit Number	Description
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 11, 2015 (file no. 001-37358)).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 11, 2015 (file no. 001-37358)).
4.1	Specimen Certificate representing shares of common stock (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on August 12, 2015 (file no. 001-37358)).
10.1#	2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed on March 30, 2015 (file no. 333-203100)).
10.2#	Form of Option Agreement under 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed on March 30, 2015 (file no. 333-203100)).
10.3#	2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 20, 2015 (file no. 333-203100)).
10.4#	2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 20, 2015 (file no. 333-203100)).
10.5#

Form of Incentive Stock Option Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 20, 2015 (file no. 333-203100)).

10.6#

Form of Non-Statutory Stock Option Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 20, 2015 (file no. 333-203100)).

10.7#

Form of Restricted Stock Unit Award Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 20, 2015 (file no. 333-203100)).

10.8#

Form of Directors Restricted Stock Award Agreement under 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 filed on April 20, 2015 (file no. 333-203100)).

10.9#

Employment Agreement between CoLucid Pharmaceuticals, Inc. and Thomas P. Mathers, dated January 13, 2015 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 filed on March 30, 2015 (file no. 333-203100)).

10.10#

Employment Agreement between CoLucid Pharmaceuticals, Inc. and Matthew Dallas, dated February 7, 2015 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 filed on March 30, 2015 (file no. 333-203100)).

10.11#

Letter Agreement by and between CoLucid Pharmaceuticals, Inc. and Bernice Kuca, dated September 16, 2015 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 10, 2015 (file no. 001-37358)).

10.12#*	Consulting Agreement by and between CoLucid Pharmaceuticals, Inc. and Nadia Rupniak, Ph.D. dated January 20, 2016
10.13#

Amended and Restated Consulting Agreement by and between CoLucid Pharmaceuticals, Inc. and LLH Associates, LLC, dated September 16, 2015 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 10, 2015 (file no. 001-37358)).

10.14#*	Letter Agreement dated November 7, 2015 by and between CoLucid Pharmaceuticals, Inc. and Raymond Skwierczynski, Ph.D.
10.15#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 filed on March 30, 2015 (file no. 333-203100)).
10.16#	Non-Employee Director Compensation Policy, adopted August 4, 2015 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 10, 2015 (file no. 001-37358)).
10.17^

Amended and Restated Development and License Agreement between CoLucid Pharmaceuticals, Inc. and Eli Lilly and Company, dated February 10, 2015 (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to our Registration Statement on Form S-1 filed on April 23, 2015 (file no. 333-203100)).

10.18

Master Services Agreement between CoLucid Pharmaceuticals, Inc. and PCAS Group, dated July 11, 2014 (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to our Registration Statement on Form S-1 filed on April 10, 2015 (file no. 333-203100)).

23.1*	Consent of Grant Thornton LLP.
24.1*	Powers of Attorney (included with signatures).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement
^	The Securities and Exchange Commission has granted our request that certain portions of this exhibit be treated as confidential. Such material has been redacted from the exhibit as filed.