Form 10-Q
period 2016-03-31
CoLucid Pharmaceuticals, Inc.
filed 2016-05-11
CIK 1348649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 11, 2016 there were 15,275,438 shares of Common Stock, $0.001 par value per share, outstanding.

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

In addition to the risks listed above, see the additional risks described in “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”).

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CoLucid Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$23,486	$27,978
Available for sale securities (less than 1 year)	27,595	36,530
Prepaid assets	1,138	809
Total current assets	52,219	65,317
Available for sale securities (more than 1 year)	3,018	—
Other assets	21	21
Total assets	$55,258	$65,338
Liabilities
Current liabilities:
Accounts payable	$3,330	$1,649
Accrued expenses	3,972	3,780
Total current liabilities	7,302	5,429
Deferred revenue	1,500	1,500
Total liabilities	8,802	6,929
Commitments and contingencies (note 7)
Stockholders’ equity
Common stock, $0.001 par value; 270,000,000 shares authorized; 15,274,824 and 15,153,135 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	15	15
Additional paid-in capital	146,592	145,532
Accumulated other comprehensive income (loss)	4	(43)
Accumulated deficit	(100,155)	(87,095)
Total stockholders’ equity	46,456	58,409
Total liabilities and stockholders’ equity	$55,258	$65,338

See accompanying notes to unaudited condensed financial statements.

CoLucid Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three months ended
	March 31,
	2016	2015
Operating expenses:
Research and development	$10,817	$1,961
General and administrative	2,319	851
Total operating expenses	13,136	2,812
Loss from operations	(13,136)	(2,812)
Other income:
Interest income, net	77	12
Total other income, net	77	12
Net loss before income tax expense	(13,059)	(2,800)
Income tax expense	—	—
Net loss	(13,059)	(2,800)
Gain on extinguishment of convertible stock	—	4,798
Accretion of redeemable preferred stock	—	(9,109)
Net loss attributable to common stockholders	$(13,059)	$(7,111)
Per common share information:
Net loss attributable to common stockholders, basic and diluted	$(0.85)	$(49.28)
Weighted-average common shares outstanding, basic and diluted	15,273,973	144,301
Comprehensive loss:
Net loss	$(13,059)	$(2,800)
Other comprehensive loss:
Unrealized gain on available for sale securities	47	—
Comprehensive loss	$(13,012)	$(2,800)

See accompanying notes to unaudited condensed financial statements.

CoLucid Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended
	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(13,059)	$(2,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount/premium on investments	180	—
Stock-based compensation	998	—
Changes in operating assets and liabilities:
Prepaid expenses	(329)	(186)
Other assets	—	(6)
Accounts payable	1,681	472
Accrued expenses	192	772
Net cash used in operating activities	(10,337)	(1,748)
Cash flows from investing activities:
Purchases of available for sale securities	(7,516)	—
Maturities of available for sale securities	13,300	—
Net cash provided by investing activities	5,784	—
Cash flows from financing activities:
Proceeds from issuance of Series C redeemable convertible preferred stock, net of costs of issuance of $200	—	36,663
Proceeds from the exercise of common stock options	5	22
Proceeds from employee stock purchase plan	56	—
Financing costs	—	(522)
Net cash provided by financing activities	61	36,163
Net (decrease) increase in cash and cash equivalents	(4,492)	34,415
Cash and cash equivalents as of beginning of period	27,978	204
Cash and cash equivalents as of end of period	$23,486	$34,619
Supplemental schedule of non-cash financing activities
Conversion of convertible notes payable to preferred stock	$-	$200
Gain on extinguishment of preferred stock	$-	$(4,798)
Accretion of redeemable preferred stock	$-	$9,109

See accompanying notes to unaudited condensed financial statements.

CoLucid Pharmaceuticals, Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Nature of Operations

Discussion of the Business

CoLucid Pharmaceuticals, Inc. (the “Company”) is a Phase 3 clinical-stage biopharmaceutical company that is developing an innovative and proprietary small molecule for the acute treatment of migraine. The Company’s product candidates utilize the first new mechanism of action under development in the last twenty years that could address the unmet needs of migraine patients, including those with cardiovascular risk factors or stable cardiovascular disease and those who are dissatisfied with existing therapies. Lasmiditan, the Company’s lead product candidate, is an oral tablet for the acute treatment of migraine in adults which is not expected to have the clinical limitations associated with the most commonly used therapies. The Company is also developing intravenous lasmiditan (“IV lasmiditan”) for the acute treatment of headache pain associated with migraine in adults in emergency room and other urgent care settings, another significant unmet medical need.

The Company is conducting its first pivotal Phase 3 randomized, double-blind, placebo-controlled clinical trial of lasmiditan, under a special protocol assessment (“SPA”) agreement with the U.S. Food and Drug Administration (“FDA”) with top-line data expected in the third quarter of 2016. The Company has a SPA agreement with the FDA for its second pivotal Phase 3 clinical trial of lasmiditan which is expected to begin enrollment in the second quarter of 2016 with top-line data expected mid-2017.

The Company believes it has sufficient cash, cash equivalents and available for sale securities to enable it to complete its two Phase 3 pivotal clinical trials, and initiate its long-term, open-label study of lasmiditan. The Company also estimates that such funds will support its operating expenses and capital expenditure requirements into mid-2017.

The Company has never been profitable and has incurred net losses in each year since inception. The Company’s net losses attributable to common stockholders were $38.5 million and $3.0 million for the years ended December 31, 2015 and 2014, respectively, and $13.1 million for the three months ended March 31, 2016 and as of March 31, 2016 its accumulated deficit was $100.2 million. These net losses resulted primarily from research and development programs, including preclinical development activities and clinical trials, and general and administrative costs associated with operations. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years. These net losses and negative operating cash flows have had, and will continue to have, an adverse effect on stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development, the Company is unable to accurately predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

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

In connection with the closing of the IPO, all of the Company’s outstanding redeemable convertible preferred stock automatically converted to common stock on May 5, 2015, resulting in an additional 9,489,659 shares of common stock of the Company becoming outstanding. At March 31, 2016 and December 31, 2015, the Company did not have any redeemable convertible preferred stock issued or outstanding.  The significant increase in common stock outstanding in connection with the IPO impacts the year-over-year comparability of the Company’s net loss per share calculations.

2. Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016.  The condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC (the “2015 Form 10-K”).

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available for sale securities with original maturities of three months or less at the time of purchase. At March 31, 2016, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Available for Sale Securities

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available for sale which are included in current and non-current assets. The Company carries available for sale securities at fair value based on current market value. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. When assessing whether a decline in the fair value of a security is other-than-temporary, the Company considers the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business. Based on these considerations, the Company did not identify any other-than-temporary impairments at March 31, 2016. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss, a component of stockholders’ equity. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income, net” within the Condensed Statements of Operations and Comprehensive Loss. The Company also includes in interest income, net, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method, and includes interest and dividends on securities in interest income.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash, cash equivalents, corporate debt securities, commercial paper and US Treasuries. The Company maintains deposits in federally insured institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Substantially all of the Company’s available for sale securities are with companies that management believes to be of high-credit quality with short-term credit ratings of at least A-1/P-1 or better by Standard and Poor’s and Moody’s Investor Service at the time of purchase. The Company has no financial instruments with off-balance sheet risk of loss.

Distribution and Supply Agreement

On October 23, 2013, the Company entered into a distribution and supply agreement with Ildong Pharmaceutical Co., Ltd. (“Ildong”) for the distribution of lasmiditan in the Republic of Korea, Taiwan, Singapore, Malaysia, Indonesia, Philippines, Thailand, Myanmar and Vietnam, which is referred to as the territory. During the term of the agreement, the Company must use commercially reasonable efforts to supply Ildong with the amount of lasmiditan that it requires. Under the terms of the agreement, the Company received an upfront payment of $1.5 million as consideration for the Company granting Ildong exclusive rights to develop and commercialize lasmiditan in the territory as well as the Company’s agreement to provide lasmiditan to Ildong in the future for a reduced purchase price. This $1.5 million upfront payment is reflected in deferred revenue as of March 31, 2016 and December 31, 2015, and will be recognized as revenue in the event the Company sells lasmiditan to Ildong for commercial sale. In the event the Company has no further obligations under this agreement prior to the date regulatory approval is obtained, if at all, the Company will recognize this upfront payment as revenue at that time since lasmiditan would not have been sold and delivered to Ildong for commercial sale. The Company also has the potential to receive aggregate potential future milestone payments from Ildong of up to $3.5 million, including (i) $1 million upon the submission of a new drug application to the FDA or a submission of an equivalent regulatory filing to the European Medicines Agency in the European Union; (ii) $1.5 million upon obtaining approval of lasmiditan by the FDA or the European Medicines Agency; and (iii) $1 million upon obtaining approval of lasmiditan in the Republic of Korea. The Company will supply Ildong with lasmiditan for use in clinical trials in the territory, for which Ildong will pay to the Company an amount equal to the Company’s fully burdened manufacturing cost (or the Company’s fully burdened cost of goods if lasmiditan is obtained from a third-party supplier for such trials), plus 5% per tablet of lasmiditan. If approved in the territory, the Company will also supply Ildong with lasmiditan for sale in the territory, for which Ildong will pay to the Company a purchase price per unit calculated as a percentage (ranging from 31.5% to 36.5%) of the net sales of lasmiditan in the territory. Ildong will be responsible for the costs and activities related to development and regulatory approvals in the territory as part of the global development plan under the agreement. The agreement terminates upon the later of the expiration of the Company’s patents in the territory or 15 years after the first commercialization of lasmiditan, and is subject to certain renewal rights. The agreement may be terminated by mutual agreement or by either party in the case of uncured material breach or bankruptcy. The Company has the right to terminate if Ildong challenges any of the Company’s patents or fails to adequately commercialize lasmiditan in the territory.

Stock-Based Compensation

The Company recognizes compensation cost relating to stock-based payment transactions in operating results using a fair-value measurement method, in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“ASC-718”). ASC-718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. The Company determines the fair value of stock options using the Black-Scholes option-pricing model which uses both historical and current market data to estimate fair value. The method incorporates various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield, expected forfeiture rate and expected life of the options.

Grants to non-employees are accounted for in accordance with ASC Topic 505-50, Equity — Based Payments to Non-Employees (“ASC 505-50”). The date of expense recognition is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or the date at which the counterparty’s performance is complete. The Company determines the fair value of stock-based awards granted to non-employees similar to the way fair value of awards are determined for employees except that certain assumptions used in the Black-Scholes option-pricing model, such as expected life of the option or option volatility, may be different and the fair value of each unvested award is adjusted at the end of each period for any change in fair value from the previous valuation until the award vests.

Compensation cost associated with restricted stock unit (“RSU”) grants is based on the fair value of the RSUs granted (which is the closing price of the Company’s common stock on the date of grant multiplied by the number of RSUs in the grant), adjusted for the expected forfeiture rate.

Income Taxes

The Company accounts for income taxes under the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Accrued Research and Development Expenses

As part of the process of preparing its financial statements, the Company is required to estimate its accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with the Company’s personnel to identify services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers invoice the Company monthly in arrears for services performed. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on facts and circumstances known to it at that time. The Company confirms the accuracy of its estimates with the service providers and makes adjustments if necessary. Examples of estimated accrued research and development expenses include expenses for:

•	Contract Research Organizations (“CRO”) in connection with clinical studies;
•	investigative sites in connection with clinical studies;
•	vendors in connection with preclinical development activities; and
•	vendors related to product manufacturing, development and distribution of clinical materials.

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

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents or unvested restricted stock units. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method.  For purposes of this calculation, convertible preferred stock, stock options, RSUs and shares to be purchased under the ESPP are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

Subsequent Events

On May 5, 2016, 45,064 restricted stock units held by the Company’s Chief Executive Officer vested and were settled in shares of the Company’s common stock on a one-for-one basis. The Company withheld 14,624 shares for the federal and state taxes owed on this vesting and settlement. The Company added these shares back to the 2015 Plan (as defined below) share pool (see note 9).

3. Available for Sale Securities

The following table summarizes the available for sale securities held by the Company at March 31, 2016 and December 31, 2015:

		Gross
		Unrealized
Description	Amortized Cost	Gains / (Losses)	Fair Value
	(in thousands)
March 31, 2016
Available for sale securities:
Corporate debt securities	$23,090	$3	$23,093
Commercial paper	3,000	—	3,000
U.S. Government debt securities	4,519	1	4,520
Total available for sale securities	$30,609	$4	$30,613
December 31, 2015
Available for sale securities:
Corporate debt securities	$36,573	(43)	36,530
Total available for sale securities	$36,573	$(43)	$36,530

The estimated fair value of the Company’s available for sale securities at March 31, 2016 by contractual maturity, was as follows:

March 31,
2016
(in thousands)
Due in one year or less	$27,595
Due after one year	3,018
Total available for securities	$30,613

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

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2016 or during 2015.

The Company had no liabilities classified as Level 3 that are measured by management at fair value as of March 31, 2016 or December 31, 2015.

The Company’s financial instruments, other than preferred stock, consist principally of cash and cash equivalents, available for sale securities, accounts payable and accrued liabilities.  Financial instruments measured at fair value are classified below based on the three fair value hierarchy tiers described above:

			Significant
		Quoted prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
March 31, 2016
Assets
Cash and money market	$23,486	$23,486	$—	$—
Commercial paper	3,000	—	3,000	—
Corporate debt securities	23,093	—	23,093	—
U.S. Government debt securities	4,520	—	4,520	—
Total	$54,099	$23,486	$30,613	$—
December 31, 2015
Assets
Cash and money market	$27,978	$27,978	$—	$—
Corporate debt securities	36,530	—	36,530	—
Total	$64,508	$27,978	$36,530	$—

The carrying values of accounts payable and accrued liabilities approximate their fair values due to the short maturity of these instruments.

The fair values of Series A, Series B, and Series C redeemable convertible preferred stock were determined using probability-weighted valuation methodologies based on recent market activity. Inputs into the valuation models included the Company’s Series C redeemable convertible preferred stock offering, recent initial public offerings of similar sized life sciences companies and assumptions concerning future financing alternatives. The valuation model was complex as it required numerous assumptions relating to potential future outcomes. On May 5, 2015, the fair value of Series A, Series B, and Series C redeemable convertible preferred stock, which was based on the IPO price of the Company’s common stock, was determined using Level 2 inputs.

5. Accrued liabilities

Accrued expenses consist of the following:

	March 31,	December 31,
	2016	2015
	(in thousands)
Payroll and employee-related costs	$293	$669
Clinical trial costs	3,099	1,933
Research and development costs	211	707
Professional fees	257	266
Excise tax payable	32	126
Other	80	79
	$3,972	$3,780

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

License Agreement

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

Lease Agreement

On September 15, 2015 the Company entered into an agreement with American Twine Limited Partnership for the lease of its principal office space in Cambridge, Massachusetts. The duration of the lease agreement is two years beginning September 15, 2015, with a total estimated rent expense of approximately $258,000 over the life of the agreement. The rent expense for the year ended December 31, 2015 was approximately $83,000 for the previously leased office in Burlington, Massachusetts and the current facility and the anticipated rent payment is approximately $128,000 for 2016 and $92,000 for 2017. In the first quarter of 2016 the Company paid approximately $33,000 in rent.

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

9. Stock-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with ASC 718.  ASC 718 requires all stock-based payments to employees, including grants of employee stock options, restricted stock units, or RSUs, and modifications to existing stock awards, to be recognized in the statement of operations and comprehensive loss based on their fair values.  The Company accounts for stock-based awards to non-employees in accordance with ASC 505-50, which requires the fair value of the award to be re-measured at fair value until a performance commitment is reached or counterparty performance is complete.

The Company’s outstanding stock-based awards are comprised of stock options and restricted stock units.  The Company estimates the fair value of options granted using the Black-Scholes option pricing model.

Stock Option Plans

During February 2006, the Company adopted the CoLucid Pharmaceuticals, Inc. Equity Incentive Plan (the “2006 Plan”). After the effective date of the 2015 Plan (defined below), no additional awards have been or will be granted under the 2006 Plan. Eligible plan participants included employees, directors and consultants. The board of directors determined the exercise price, term, and vesting provision of all options at their grant date.

On April 16, 2015, the board of directors adopted the CoLucid Pharmaceuticals, Inc. 2015 Equity Incentive Plan (the “2015 Plan”), which was approved by the stockholders on the same day. There were a total 1,819,100 shares of the Company’s common stock initially reserved for issuance pursuant to the 2015 Plan. The 2015 Plan allows for the granting of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units and other awards convertible into or otherwise based on shares of common stock. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will automatically increase annually on January 1 of each calendar year by an amount equal to the lesser of: a) six percent (6%) of the number of common shares of stock outstanding as of December 31 of the immediate preceding calendar year, or b) 1,200,000 shares, provided, however, that the board of directors may determine that any annual increase be a lesser number. In addition, all awards granted under the 2006 Plan or the 2015 Plan that are forfeited, expire, are cancelled or otherwise not issued will again become available under the 2015 Plan. Effective January 1, 2016, 687,312 shares were added to the 2015 Plan, as available for issuance thereunder, pursuant to the automatic increase feature of the 2015 Plan. As of March 31, 2016, 576,674 shares were available for future grant under the 2015 Plan.

The Company did not grant any stock options during the three months ended March 31, 2015.

The fair value of the stock options granted are estimated on the date of grant using all relevant information, including application of the Black-Scholes option-pricing model. When applying the Black-Scholes option-pricing model to compute stock-based compensation, the Company assumed the following for the three months ended March 31, 2016:  risk-free rate of return of 0.5% to 2.2%; expected average option life of 0.8 to 10.0 years; average volatility of 79.1% to 96.1%; and expected dividend rate of 0%. The risk-free rate of return was based on U.S Treasury rates. The expected average option life assumption was based upon the simplified or “plain-vanilla” method, which averages the contractual term of the options (10 years) with the vesting term (4 years) taking into consideration multiple vesting tranches.  Expected volatility for the three month period ended March 31, 2016 was based upon the historical volatility of comparable companies. The Company estimated the expected forfeiture rate of 12.4% to 14.8% based on the historical forfeiture rate of comparable companies and it does not expect to pay dividends in the foreseeable future.

The following summarizes the stock option activity during the period:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
		price	contractual	value
	Shares	per share	term (years)	(in thousands)
Outstanding at December 31, 2015	1,215,828	$9.34	9.4	$462
Granted	308,091	7.42		—
Exercised	(1,843)	4.07		3
Cancelled / Expired	(44,613)	10.00		—
Outstanding at March 31, 2016	1,477,463	$8.92	8.9	$73
Options exercisable at March 31, 2016	238,795	$9.78	7.4	$7
Options vested and expected to vest as of March 31, 2016	1,270,273	$9.00	8.8	$63

The aggregate intrinsic value in the above table is the difference between the closing common stock price on March 31, 2016 of $6.20 per share and the option exercise price multiplied by the number of in-the-money options as of March 31, 2016. As of March 31, 2016, total unrecognized stock-based compensation expense relating to unvested employee stock options, was $4.6 million. This amount is expected to be recognized over a weighted-average period of 3.05 years. There was no unrecognized stock option-based compensation expense as of March 31, 2015. The weighted average fair value of options granted during the three months ended March 31, 2016 was $3.94 per share.

Restricted Stock Awards

On May 5, 2015, the Company issued 360,508 restricted stock units to the Chief Executive Officer at a grant date fair value of $10.00 per share. The restricted stock units have a requisite service period of four years, whereby the award vests 50% six months after grant, 12.5% on the one-year anniversary of the grant, then ratably over the next 36 months, subject to continuous service of the employee. In March 2016 certain members of the executive team received a total of 158,000 restricted stock units. These restricted stock units have a requisite service period of four years, whereby the awards vest in a series of 48 successive equal monthly installments with the first monthly installment vesting on the grant date and the future installments vesting on the first day of each calendar month thereafter. Continued vesting is subject to continuous service of the employee. The restricted stock units that vest during a calendar year will be settled by delivery of shares of common stock on a one-for-one basis between January 1 and March 15 of the year immediately following the calendar year in which such restricted stock units vest.

As of March 31, 2016 there was approximately $2.2 million of unrecognized compensation cost related to the restricted stock unit awards, which is expected to be recognized over a weighted average period of 3.4 years.

The following summarizes RSU activity for the three months ended March 31, 2016:

			Weighted-
		Weighted-	average	Aggregate
		average grant	remaining	intrinsic
		date fair value	contractual	value
	Shares	per share	term (years)	(in thousands)
Unvested balance at December 31, 2015	180,254	$10.00	9.3	$1,509
Granted	158,000	6.75		1,067
Vested	(3,291)	—
Forfeited	—	—
Outstanding at March 31, 2016	334,963	$8.48	9.5	$2,097
Vested and unsettled as of March 31, 2016	3,291	$6.75	9.9	$20
Vested and expected to vest as of March 31, 2016	297,377	$8.65	9.4	$1,844

Employee Stock Purchase Plan

On April 16, 2015, the board of directors adopted the Company’s Employee Stock Purchase Plan (the “ESPP”), which was approved by the stockholders on the same day.  There initially were 300,000 shares of the Company’s common stock reserved for issuance and sale pursuant to the ESPP.  In addition, the ESPP provides for automatic annual increases in the number of shares available for issuance under the ESPP on January 1 of each year in an amount equal of the lesser of: (i) 1% of the total number of shares outstanding as of December 31 of the immediately preceding calendar year, or (ii) 150,000 shares, unless a lesser number of shares is otherwise determined by the Company’s board of directors.  The ESPP was implemented effective December 1, 2015 and permits the Company’s employees to purchase shares of the Company’s common stock. As of March 31, 2016, there were 450,000 shares available for future purchase under the ESPP, which included the increase effective January 1, 2016 pursuant to the automatic increase feature of the ESPP.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six month offering period. As of March 31, 2016, approximately $74,833 of employee payroll deductions which have been withheld since December 1, 2015, are included in additional paid in capital in the accompanying condensed balance sheet. The compensation expense related to the ESPP for the period ended March 31, 2016 was $23,473.

Compensation Expense Summary

The Company recognized the following compensation cost related to share-based awards in the three months ended March 31, 2016:

Three months ended
March 31,
2016
(in thousands)
Research and development	$212
General and administrative	786
Total	$998

Compensation expense by type of award in the three months ended March 31, 2016 was as follows:

Three months ended
March 31,
2016
(in thousands)
Stock options	$705
Restricted stock units	270
Employee Stock Purchase Plan	23
Total	$998

There was no share-based compensation expense in the three month period ended on March 31, 2015.

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

The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders (in thousands, except share and per share data):

	Three months ended
	March 31,
	2016	2015
Numerator:
Net loss	$(13,059)	$(2,800)
Gain on extinguishment of convertible stock	—	4,798
Accretion of redeemable convertible preferred stock	—	(9,109)
Net loss attributable to common stockholders	$(13,059)	$(7,111)
Denominator:
Weighted average common shares outstanding - Basic and Diluted	15,273,973	144,301
Net loss per share attributable to common stockholders - Basic and Diluted	$(0.85)	$(49.28)

The common stock equivalents in the table below were excluded from the calculation of diluted weighted-average shares outstanding due to their anti-dilutive effect:

	Three months ended
	March 31,
	2016	2015
Convertible preferred stock	—	9,489,659
Outstanding stock options	1,336,745	22,428
Restricted stock units	228,869	—
Employee Stock Purchase Plan shares	21,519	—

11. Employee Retirement Plan

The Company maintains a retirement plan (the “401(k) Plan”) authorized by Section 401(k) of the Internal Revenue Code. In accordance with the 401(k) Plan, all employees are eligible to participate in the 401(k) Plan as of the first day of the month following commencement of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary, and no contributions were made during the three months ended March 31, 2016 or March 31, 2015.

12. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2016, as the Company incurred losses for the three months ended March 31, 2016 and is forecasting additional losses through the end of 2016, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2016.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a valuation allowance, since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized. Therefore, no federal or state income taxes are expected and none have been recorded as of March 31, 2016. Income taxes have been accounted for using the liability method.

Utilization of the Net Operating Loss carryforward (“NOL”) may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax. In general, an "ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain shareholders. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since its formation. The Company has not recorded NOLs that, as a result of these restrictions, will expire unused.

13. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not intend to early adopt this standard. The Company does not anticipate that the adoption of this standard will have an impact on its financial condition.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The Company prospectively adopted this guidance in the fourth quarter of 2015, which resulted in the removal of gross deferred tax assets and liabilities from the Company’s balance sheet. The net impact was zero and the prior period was not retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU No. 2016-02 on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within those reporting periods. For all other entities, it is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management Overview

We are a Phase 3 clinical-stage biopharmaceutical company that is developing an innovative and proprietary small molecule for the acute treatment of migraine. Our product candidates utilize the first new mechanism of action under development in the last twenty years, which we believe could address the unmet needs of migraine patients, including those with cardiovascular risk factors or stable cardiovascular disease and those who are dissatisfied with existing therapies. Lasmiditan, our lead product candidate, is an oral tablet for the acute treatment of migraine in adults which is not expected to have the clinical limitations associated with the most commonly used therapies. We are also developing intravenous lasmiditan, or IV lasmiditan, for the acute treatment of headache pain associated with migraine in adults in emergency room and other urgent care settings, another significant unmet medical need.

Since our inception in 2005, we have devoted substantially all of our resources to the development of our product candidates. We do not have regulatory approvals in any jurisdiction to sell any products and have not generated any revenue. Since our inception and through March 31, 2016, we have raised $137.1 million to fund our operations, substantially all of which was from the sale of common and preferred stock and debt instruments. In January 2015, we issued and sold shares of our Series C convertible preferred stock in our Series C financing for gross proceeds of $36.9 million. In May 2015, we sold 5,500,000 shares of our common stock in an initial public offering, or IPO, for gross proceeds of approximately $55.0 million.  We believe we have sufficient cash, cash equivalents and available for sale securities to enable us to complete our two pivotal Phase 3 clinical trials and initiate our long-term, open-label study of lasmiditan. We also estimate that such funds will support our operating expenses and capital expenditure requirements into mid-2017.

We have never been profitable and have incurred net losses in each year since inception. Our net losses attributable to common stockholders were $38.5 million and $3.0 million for the years ended December 31, 2015 and 2014, respectively, and $13.1 million for the three months ended March 31, 2016, and as of March 31, 2016 our accumulated deficit was $100.2 million. These net losses resulted primarily from our research and development programs, including our preclinical development activities and clinical trials, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. These net losses and negative operating cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

General and Administrative Expenses.    Our general and administrative expenses consist primarily of salaries and related costs for administrative personnel, including stock-based compensation and travel expenses for our employees and consultants. Other general and administrative expenses include insurance, professional fees for directors, accounting services, legal services and consultants, expenses associated with obtaining and maintaining patents, and facility related costs.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates. We have incurred, and anticipate that we will continue to incur, increased expenses related to costs associated with being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance with SEC rules and stock exchange listing rules, director and officer insurance premiums and investor relations costs. We anticipate that the costs for these services will account for approximately $2 million to $3 million of our general and administrative expenses on an annual basis. Additionally, prior to the potential regulatory approval of our product candidates, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations.

Interest Income.    In the three months ended March 31, 2016, we had interest income related to the available for sale securities we purchased in that quarter and in 2015.  The income is interest earned during the current period on these securities.

Critical Accounting Policies and Estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies under “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The following table sets forth our results of operations for the three months (“first quarter”) ended March 31, 2016 and 2015:

	Three months ended
	March 31,		Increase (decrease)
	2016	2015	$	%
	(in thousands)
Operating expenses:
Research and development	$10,817	$1,961	$8,856	452%
General and administrative	2,319	851	1,468	173%
Total operating expenses	13,136	2,812	10,324	367%
Loss from operations	(13,136)	(2,812)	(10,324)	367%
Other income:
Interest income, net	77	12	65	542%
Total other income, net	77	12	65	542%
Net loss before income tax expense	(13,059)	(2,800)	(10,259)	366%
Income tax expense	—	—	—	0%
Net loss	$(13,059)	$(2,800)	$(10,259)	366%

Revenue.    We did not recognize any revenue in 2016 or 2015. In May 2014, we received a $1.5 million up-front payment in connection with the distribution and supply agreement with Ildong, which is reflected in deferred revenue and will be recognized as revenue after we commercialize lasmiditan. We do not expect to recognize revenue in 2016 as we continue development of our product candidates.

Research and Development Expenses.    Our research and development expenses increased to $10.8 million in the first quarter of 2016, compared to $2.0 million in the first quarter of 2015. The increase in our research and development expenses in the three month period of 2016 over the comparable period of 2015 was primarily due to the increased costs relating to the initiation of the lasmiditan Phase 3 clinical program as our first pivotal Phase 3 clinical trial, SAMURAI, began enrollment in April, 2015 and our open-label study, GLADIATOR, began enrollment in October, 2015.  All research and development expenses for such periods are attributable to lasmiditan and consisted primarily of clinical trial expenses ($8.7 million for the three months ended March 31, 2016 compared to $0.8 million for the three months ended March 31, 2015), expenses related to the manufacture and distribution of lasmiditan, personnel-related costs, and external research and development expenses. We expect our research and development costs will significantly increase throughout the remainder of 2016 due to the expenses associated with our ongoing SAMURAI and GLADIATOR trials and our second pivotal Phase 3 clinical trial called SPARTAN which we expect to begin enrollment in the second quarter of 2016.

General and Administrative Expenses.    General and administrative expenses increased to $2.3 million in the first quarter of 2016, compared to $0.9 million in the first quarter of 2015. The increase in our general and administrative expenses in the three month period of 2016 over the comparable period of 2015 was primarily due to increased personnel expenses ($1.2 million including stock compensation for the three months ended March 31, 2016, compared to $0.2 million for the three months ended March 31, 2015) and consulting and professional fees as we build an administrative infrastructure to support a publicly traded company.

Interest Income.   Interest income was $0.1 million in the first quarter of 2016, primarily received on our investment in money market funds, corporate debt securities, commercial papers and US Treasuries. In the first quarter of 2015 we received $12,000 in interest income from funds on deposit.

Liquidity and Capital Resources

Cash Flows.    We have incurred losses and cumulative negative cash flows from operations since our inception in 2005, and as of March 31, 2016, we had an accumulated deficit of $100.2 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations and to obtain regulatory approval for our product candidates, which we may raise through a combination of equity offerings, debt financings and other third-party funding.

We have historically funded our operations principally from the issuance of notes payable and common and preferred stock. Since our inception through March 31, 2016 we have raised aggregate proceeds of $137.1 million to fund our operations, of which $49.8 million related to our IPO completed in May 2015, $78.2 million was from the sale of preferred stock and $9.1 million from issuance of debt instruments. As of March 31, 2016 we had cash and cash equivalents of $23.5 million.

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Three months ended
	March 31,		Increase (decrease)
	2016	2015	$	%
	(in thousands)
Net cash provided by (used in):
Operating activities	$(10,337)	$(1,748)	$(8,589)	491%
Investing activities	5,784	—	5,784	100%
Financing activities	61	36,163	(36,102)	(100)%
Net increase (decrease) in cash and cash equivalents	$(4,492)	$34,415	$(38,907)	(113)%

Net Cash from Operating Activities.    Net cash used in operating activities for the three months ended March 31, 2016 consisted primarily of a net loss of $13.1 million, adjusted for changes in working capital that provided approximately $1.5 million and stock-based compensation of approximately $1.0 million. Net cash used in operating activities of approximately $1.8 million for the three months ended March 31, 2015 consisted primarily of a $2.8 million net loss, offset by changes in working capital which provided $1.1 million.

Net Cash from Investing Activities.    Net cash provided by investing activities for the three months ended March 31, 2016 was $5.8 million and was comprised of maturities of available for sale securities, partially offset by purchases of available for sale securities. No cash was provided by or used in investing activities for the three months ended March 31, 2015.

Net Cash from Financing Activities.    Net cash provided by financing activities for the three months ended March 31, 2016 was $0.1 million, consisting primarily of proceeds from the employee stock purchase plan. Net cash provided by financing activities of $36.2 million for the three months ended March 31, 2015 consisted primarily of $36.7 million from the Series C preferred stock financing, slightly offset by $0.5 million in financing costs.

Funding Requirements.    Our primary uses of capital are, and we expect will continue to be, salaries and personnel-related expenses, costs related to clinical trials, accounting expenses, legal expenses, other regulatory expenses and general overhead costs. We expect our expenses to significantly increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development, initiate additional large pivotal Phase 3 clinical trials and seek regulatory approvals for our product candidates. In anticipation of regulatory approval for our product candidates, we expect to incur significant pre-commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, as discussed above, since the closing of the IPO, we expect to incur additional costs associated with operating as a public company.

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

Contractual Obligations

We do not have any material long-term contractual obligations or commercial obligations other than to (1) Lilly for the lasmiditan license agreement described above and (2) American Twine Limited Partnership related to the lease agreement for our principal executive office space in Cambridge, MA. The duration of the lease agreement is for two years beginning September 15, 2015, with a total estimated rent expense of approximately $0.3 million over the life of the agreement (remaining rent obligation is approximately $0.1 million in 2016 and $0.1 million in 2017).

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Committee (“SEC”) rules.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This accounting standards update will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. The new standard is effective for our company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures. We have not yet selected a transition method nor has we determined the effect of the standard on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not intend to early adopt this standard. We do not anticipate that the adoption of this standard will have an impact on our financial condition.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. We prospectively adopted this guidance in the fourth quarter of 2015, which resulted in the removal of gross deferred tax assets and liabilities from our balance sheet.  The net impact was zero and the prior period was not retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted. We are currently in the process of evaluating the impact of adoption of ASU No. 2016-02 on our financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within those reporting periods. For all other entities, it is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We have not yet selected a transition method nor have we determined the effect of the standard on our financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We may be from time to time subject to various claims and legal actions during the ordinary course of our business. There are currently no claims or legal actions, individually or in the aggregate, that would have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in that report.

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

The net offering proceeds to us, after deducting underwriting discounts of approximately $3.9 million and offering expenses paid by us totaling $1.3 million, were approximately $49.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

There has been no material change in our planned use of the balance of the net proceeds from the IPO described in our final prospectus dated May 5, 2015, filed with the SEC pursuant to Rule 424(b) under the Securities Act. We invested the funds received in cash equivalents and other investments in accordance with our investment policy, and as of March 31, 2016, the remainder of the net proceeds is included in cash and cash equivalents and available for sale securities.

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

CoLucid Pharmaceuticals, Inc.

Date: May 11, 2016	By:	/s/ Matthew D. Dallas
Matthew D. Dallas
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Incorporated by Reference				Filed Herewith
		Form	File Number	Date of Filing	Exhibit Number

3.1	Fifth Amended and Restated Certificate of Incorporation	8-K	001-37358	05/11/2015	3.1

3.2	Amended and Restated By-laws	8-K	001-37358	05/11/2015	3.2

10.1	Form of Restricted Stock Unit Award Agreement under 2015 Equity Incentive Plan (for use beginning in March 2016)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.1

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations and Comprehensive Loss (unaudited), (iii) Statements of Cash Flows (unaudited), and (iv) Notes to the Financial Statements.

X