Form 10-Q
period 2016-06-30
CoLucid Pharmaceuticals, Inc.
filed 2016-08-10
CIK 1348649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 10, 2016 there were 15,334,908 shares of Common Stock, $0.001 par value per share, outstanding.

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

•	regulatory developments in the United States and foreign countries;
•	the success of competing treatments that are or become available;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our use of proceeds from our initial public offering;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry.

In addition to the risks listed above, see the additional risks described in “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”).

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CoLucid Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$13,812	$27,978
Available for sale securities (less than 1 year)	26,514	36,530
Prepaid assets	947	809
Total current assets	41,273	65,317
Available for sale securities (more than 1 year)	1,512	—
Other assets	21	21
Total assets	$42,806	$65,338
Liabilities
Current liabilities:
Accounts payable	$4,778	$1,649
Accrued expenses	5,480	3,780
Total current liabilities	10,258	5,429
Deferred revenue	1,500	1,500
Total liabilities	11,758	6,929
Commitments and contingencies (note 7)
Stockholders’ equity
Common stock, $0.001 par value; 270,000,000 shares authorized; 15,331,153 and 15,153,135 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	15	15
Additional paid-in capital	147,446	145,532
Accumulated other comprehensive income (loss)	19	(43)
Accumulated deficit	(116,432)	(87,095)
Total stockholders’ equity	31,048	58,409
Total liabilities and stockholders’ equity	$42,806	$65,338

See accompanying notes to unaudited condensed financial statements.

CoLucid Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$14,383	$5,796	$25,200	$7,756
General and administrative	1,961	1,980	4,280	2,831
Total operating expenses	16,344	7,776	29,480	10,587
Loss from operations	(16,344)	(7,776)	(29,480)	(10,587)
Other income:
Interest income, net	67	15	143	27
Total other income, net	67	15	143	27
Net loss before income tax expense	(16,277)	(7,761)	(29,337)	(10,560)
Income tax expense	—	—	—	—
Net loss	(16,277)	(7,761)	(29,337)	(10,560)
Gain on extinguishment of convertible stock	—	—	—	4,798
Accretion of redeemable preferred stock	—	(3,444)	—	(12,553)
Net loss attributable to common stockholders	$(16,277)	$(11,205)	$(29,337)	$(18,315)
Per common share information:
Net loss attributable to common stockholders, basic and diluted	$(1.06)	$(1.17)	$(1.92)	$(3.76)
Weighted-average common shares outstanding, basic and diluted	15,293,074	9,546,074	15,283,523	4,871,159
Comprehensive loss:
Net loss	$(16,277)	$(7,761)	$(29,337)	$(10,560)
Other comprehensive loss:
Unrealized gain on available for sale securities	15	—	19	—
Comprehensive loss	$(16,262)	$(7,761)	$(29,318)	$(10,560)

See accompanying notes to unaudited condensed financial statements.

CoLucid Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended
	June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(29,337)	$(10,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount/premium on investments	362	—
Stock-based compensation	1,902	1,154
Changes in operating assets and liabilities:
Prepaid expenses	(138)	(974)
Other assets	—	(28)
Accounts payable	3,128	597
Accrued expenses	1,700	2,696
Net cash used in operating activities	(22,383)	(7,115)
Cash flows from investing activities:
Purchases of available for sale securities	(13,031)	—
Maturities of available for sale securities	21,235	—
Net cash provided by investing activities	8,204	—
Cash flows from financing activities:
Proceeds from issuance of Series C redeemable convertible preferred stock, net of costs of issuance of $200	—	36,663
Proceeds from issuance of common stock, net of cost of issuance	—	49,816
Proceeds from the exercise of common stock options	8	90
Shares repurchased for tax withholdings for vested restricted stock awards	(95)	—
Proceeds from employee stock purchase plan	100	—
Net cash provided by financing activities	13	86,569
Net (decrease) increase in cash and cash equivalents	(14,166)	79,454
Cash and cash equivalents as of beginning of period	27,978	204
Cash and cash equivalents as of end of period	$13,812	$79,658
Supplemental schedule of non-cash financing activities
Conversion of convertible notes payable to preferred stock	$-	$200
Gain on extinguishment of preferred stock	$-	$(4,798)
Accretion of redeemable preferred stock	$-	$12,553
Conversion of preferred stock to common stock	$-	$94,697

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

The Company is completing its first pivotal Phase 3 randomized, double-blind, placebo-controlled clinical trial of lasmiditan, under a special protocol assessment (“SPA”) agreement with the U.S. Food and Drug Administration (“FDA”) with top-line data expected in the third quarter of 2016. The Company has a SPA agreement with the FDA for its second pivotal Phase 3 clinical trial of lasmiditan which began enrollment in the second quarter of 2016 with top-line data expected mid-2017. The Company is also conducting its long-term, open-label study of lasmiditan.

The Company believes it has sufficient cash, cash equivalents and available for sale securities to enable it to complete its two Phase 3 pivotal clinical trials, and a portion of its long-term, open-label study of lasmiditan. The Company also estimates that such funds will support its operating expenses and capital expenditure requirements into mid-2017.

The Company has never been profitable and has incurred net losses in each year since inception. The Company’s net losses attributable to common stockholders were $38.5 million and $3.0 million for the years ended December 31, 2015 and 2014, respectively, and $16.3 million and $29.3 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2016, the Company’s accumulated deficit was $116.4 million. These net losses resulted primarily from research and development programs, including preclinical development activities and clinical trials, and general and administrative costs associated with operations. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years. These net losses and negative operating cash flows have had, and will continue to have, an adverse effect on stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development, the Company is unable to accurately predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

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

In connection with the closing of the IPO, all of the Company’s outstanding redeemable convertible preferred stock automatically converted to common stock on May 5, 2015, resulting in an additional 9,489,659 shares of common stock of the Company becoming outstanding. At June 30, 2016 and December 31, 2015, the Company did not have any redeemable convertible preferred stock issued or outstanding.  The significant increase in common stock outstanding in connection with the IPO impacts the year-over-year comparability of the Company’s net loss per share calculations.

2. Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016.  The condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available for sale securities with original maturities of three months or less at the time of purchase. At June 30, 2016, the Company’s cash is primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Available for Sale Securities

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available for sale which are included in current and non-current assets. The Company carries available for sale securities at fair value based on current market value. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. When assessing whether a decline in the fair value of a security is other-than-temporary, the Company considers the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business. Based on these considerations, the Company did not identify any other-than-temporary impairments at June 30, 2016. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss, a component of stockholders’ equity. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income, net” within the Condensed Statements of Operations and Comprehensive Loss. The Company also includes in interest income, net, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method, and includes interest and dividends on securities in interest income.

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

Distribution and Supply Agreement

On October 23, 2013, the Company entered into a distribution and supply agreement with Ildong Pharmaceutical Co., Ltd. (“Ildong”) for the distribution of lasmiditan in the Republic of Korea, Taiwan, Singapore, Malaysia, Indonesia, Philippines, Thailand, Myanmar and Vietnam, which is referred to as the territory. During the term of the agreement, the Company must use commercially reasonable efforts to supply Ildong with the amount of lasmiditan that it requires. Under the terms of the agreement, the Company received an upfront payment of $1.5 million as consideration for the Company granting Ildong exclusive rights to develop and commercialize lasmiditan in the territory as well as the Company’s agreement to provide lasmiditan to Ildong in the future for a reduced purchase price. This $1.5 million upfront payment is reflected in deferred revenue as of June 30, 2016 and December 31, 2015, and will be recognized as revenue in the event the Company sells lasmiditan to Ildong for commercial sale. In the event the Company has no further obligations under this agreement prior to the date regulatory approval is obtained, if at all, the Company will recognize this upfront payment as revenue at that time since lasmiditan would not have been sold and delivered to Ildong for commercial sale. The Company also has the potential to receive aggregate potential future milestone payments from Ildong of up to $3.5 million, including (i) $1 million upon the submission of a new drug application to the FDA or a submission of an equivalent regulatory filing to the European Medicines Agency in the European Union; (ii) $1.5 million upon obtaining approval of lasmiditan by the FDA or the European Medicines Agency; and (iii) $1 million upon obtaining approval of lasmiditan in the Republic of Korea. The Company will supply Ildong with lasmiditan for use in clinical trials in the territory, for which Ildong will pay to the Company an amount equal to the Company’s fully burdened manufacturing cost (or the Company’s fully burdened cost of goods if lasmiditan is obtained from a third-party supplier for such trials), plus 5% per tablet of lasmiditan. If approved in the territory, the Company will also supply Ildong with lasmiditan for sale in the territory, for which Ildong will pay to the Company a purchase price per unit calculated as a percentage (ranging from 31.5% to 36.5%) of the net sales of lasmiditan in the territory. Ildong will be responsible for the costs and activities related to development and regulatory approvals in the territory as part of the global development plan under the agreement. The agreement terminates upon the later of the expiration of the Company’s patents in the territory or 15 years after the first commercialization of lasmiditan, and is subject to certain renewal rights. The agreement may be terminated by mutual agreement or by either party in the case of uncured material breach or bankruptcy. The Company has the right to terminate if Ildong challenges any of the Company’s patents or fails to adequately commercialize lasmiditan in the territory.

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

Grants to non-employees are accounted for in accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). The date of expense recognition is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instrument is reached or the date at which the counterparty’s performance is complete. The Company determines the fair value of stock-based awards granted to non-employees similar to the way fair value of awards are determined for employees except that certain assumptions used in the Black-Scholes option-pricing model, such as expected life of the option or option volatility, may be different and the fair value of each unvested award is adjusted at the end of each period for any change in fair value from the previous valuation until the award vests.

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

Although the Company does not expect its estimates to be materially different from amounts actually incurred, if its estimates of the status and timing of services performed differ from the actual status and timing of services performed, the Company may report amounts that are too high or too low in any particular period. To date, there have been no material differences between its estimates and the amount actually incurred.

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents or unvested restricted stock units. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method.  For purposes of this calculation, convertible preferred stock, stock options, RSUs and shares to be purchased under the ESPP are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

Subsequent Events

On July 1, 2016 the Company issued 4,001 non-qualified stock options to certain members of the board of directors in lieu of cash compensation related to their board and committee service. The options are fully vested on the grant date, have a 10-year life and carry an exercise price of $9.62.

3. Available for Sale Securities

The following table summarizes the available for sale securities held by the Company at June 30, 2016 and December 31, 2015:

		Gross
		Unrealized
Description	Amortized Cost	Gains / (Losses)	Fair Value
	(in thousands)
June 30, 2016
Available for sale securities:
Corporate debt securities	$14,983	$4	$14,987
Commercial paper	3,996	—	3,996
U.S. Government debt securities	9,028	15	9,043
Total available for sale securities	$28,007	$19	$28,026
December 31, 2015
Available for sale securities:
Corporate debt securities	$36,573	(43)	36,530
Total available for sale securities	$36,573	$(43)	$36,530

The estimated fair value of the Company’s available for sale securities at June 30, 2016 by contractual maturity, was as follows:

June 30,
2016
(in thousands)
Due in one year or less	$26,514
Due after one year	1,512
Total available for securities	$28,026

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

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the three or six months ended June 30, 2016 or during 2015.

The Company had no liabilities classified as Level 3 that are measured by management at fair value as of June 30, 2016 or December 31, 2015.

The Company’s financial instruments, other than preferred stock, consist principally of cash and cash equivalents, available for sale securities, accounts payable and accrued liabilities.  Financial instruments measured at fair value are classified below based on the three fair value hierarchy tiers described above:

			Significant
		Quoted prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
June 30, 2016
Assets
Cash and money market	$13,812	$13,812	$—	$—
Commercial paper	3,996	—	3,996	—
Corporate debt securities	14,987	—	14,987	—
U.S. Government debt securities	9,043	—	9,043	—
Total	$41,838	$13,812	$28,026	$—
December 31, 2015
Assets
Cash and money market	$27,978	$27,978	$—	$—
Corporate debt securities	36,530	—	36,530	—
Total	$64,508	$27,978	$36,530	$—

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

5. Accrued liabilities

Accrued expenses consist of the following:

	June 30,	December 31,
	2016	2015
	(in thousands)
Payroll and employee-related costs	$453	$669
Clinical trial costs	4,446	1,933
Research and development costs	320	707
Professional fees	184	266
Excise tax payable	12	126
Other	65	79
	$5,480	$3,780

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

Lease Agreement

On September 15, 2015, the Company entered into an agreement with American Twine Limited Partnership for the lease of its principal office space in Cambridge, Massachusetts. The duration of the lease agreement is two years beginning September 15, 2015, with a total estimated rent expense of approximately $258,000 over the life of the agreement. The rent expense for the year ended December 31, 2015 was approximately $83,000 for the previously leased office in Burlington, Massachusetts and the current facility and the anticipated rent payment is approximately $136,000 for 2016 and $92,000 for 2017. In the first six months of 2016, the Company paid approximately $68,000 in rent.

8. Issuance of Preferred Stock

On January 12, 2015, the Company issued 4,344,567 shares of Series C redeemable convertible preferred stock for $36,900,000 in cash and the conversion of $200,000 of convertible debt. The Series C redeemable convertible preferred stock contained dividend and liquidation preferences similar to the Series A and Series B convertible preferred stock.

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

Effective with the issuance of the Series C redeemable convertible preferred stock, all of the Company’s Series A, Series B and Series C preferred stock became redeemable five years after the issuance of the Series C redeemable convertible preferred stock at the option of the Series C preferred stockholders.  The Company accreted the carrying value of its Series A and Series B convertible preferred stock and its Series C redeemable convertible preferred stock to its estimate of fair value (i.e., redemption value) at
March 31, 2015 and May 5, 2015, the date of the conversion of all preferred stock to common stock in connection with the IPO.  The Company based its estimate of fair value on a valuation methodology discussed in Note 4 above.

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

On April 16, 2015, the board of directors adopted the CoLucid Pharmaceuticals, Inc. 2015 Equity Incentive Plan (the “2015 Plan”), which was approved by the stockholders on the same day. There were a total 1,819,100 shares of the Company’s common stock initially reserved for issuance pursuant to the 2015 Plan. The 2015 Plan allows for the granting of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units and other awards convertible into or otherwise based on shares of common stock. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will automatically increase annually on January 1 of each calendar year by an amount equal to the lesser of: a) six percent (6%) of the number of common shares of stock outstanding as of December 31 of the immediate preceding calendar year, or b) 1,200,000 shares, provided, however, that the board of directors may determine that any annual increase be a lesser number. In addition, all awards granted under the 2006 Plan or the 2015 Plan that are forfeited, expire, are cancelled or otherwise not issued will again become available under the 2015 Plan. Effective January 1, 2016, 687,312 shares were added to the 2015 Plan, as available for issuance thereunder, pursuant to the automatic increase feature of the 2015 Plan. As of June 30, 2016, 531,813 shares were available for future grant under the 2015 Plan.

The fair value of the stock options granted are estimated on the date of grant using all relevant information, including application of the Black-Scholes option-pricing model. When applying the Black-Scholes option-pricing model to compute stock-based compensation, the Company assumed the following for the six months ended June 30, 2016:  risk-free rate of return of 0.5% to 2.1%; expected average option life of 0.5 to 10.0 years; average volatility of 79.1% to 98.4%; and expected dividend rate of 0%. The risk-free rate of return was based on U.S Treasury rates. The expected average option life assumption was based upon the simplified or “plain-vanilla” method, which averages the contractual term of the options (10 years) with the vesting term (4 years) taking into consideration multiple vesting tranches.  Expected volatility for the six month period ended June 30, 2016 was based upon the historical volatility of comparable companies. The Company estimated the expected forfeiture rate of 12.4% to 14.8% based on the historical forfeiture rate of comparable companies and estimated the expected dividend rate based on its expectations that it will not pay dividends in the foreseeable future.

The following summarizes the stock option activity during the period:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
		price	contractual	value
	Shares	per share	term (years)	(in thousands)
Outstanding at December 31, 2015	1,215,828	$9.34	9.4	$462
Granted	367,576	7.23		9
Exercised	(1,843)	4.07		3
Cancelled / Expired	(44,613)	10.00		—
Outstanding at June 30, 2016	1,536,948	$8.82	8.7	$873
Options exercisable at June 30, 2016	504,336	$9.67	8.0	$87
Options vested and expected to vest as of June 30, 2016	1,351,372	$8.89	8.6	$722

The aggregate intrinsic value in the above table is the difference between the closing common stock price on June 30, 2016 of $8.17 per share and the option exercise price multiplied by the number of in-the-money options as of June 30, 2016. As of June 30, 2016, total unrecognized stock-based compensation expense relating to unvested employee stock options was $4.3 million. This amount is expected to be recognized over a weighted-average period of 2.8 years. The unrecognized stock option-based compensation expense as of June 30, 2015 was $6.7 million. The weighted average fair value of options granted during the three months ended
June 30, 2016 was $4.19 per share.

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

As of June 30, 2016, there was approximately $2.0 million of unrecognized compensation cost related to the restricted stock unit awards, which is expected to be recognized over a weighted average period of 3.1 years.

The following summarizes RSU activity for the six months ended June 30, 2016:

		Weighted-	Aggregate
		average grant	intrinsic
		date fair value	value
	Shares	per share	(in thousands)
Unvested balance at December 31, 2015	180,254	$10.00	$1,509
Granted	158,000	6.75	1,067
Vested	(61,987)	9.31
Forfeited	—	—
Outstanding at June 30, 2016	276,267	$8.30	$2,257
Vested and unsettled as of June 30, 2016	13,167	$6.75	$108
Vested and expected to vest as of June 30, 2016	253,599	$8.36	$2,072

Employee Stock Purchase Plan

On April 16, 2015, the board of directors adopted the Company’s Employee Stock Purchase Plan (the “ESPP”), which was approved by the stockholders on the same day.  There initially were 300,000 shares of the Company’s common stock reserved for issuance and sale pursuant to the ESPP.  In addition, the ESPP provides for automatic annual increases in the number of shares available for issuance under the ESPP on January 1 of each year in an amount equal to the lesser of: (i) 1% of the total number of shares outstanding as of December 31 of the immediately preceding calendar year, or (ii) 150,000 shares, unless a lesser number of shares is otherwise determined by the Company’s board of directors.  The ESPP was implemented effective December 1, 2015 and permits the Company’s employees to purchase shares of the Company’s common stock. As of June 30, 2016, there were 428,481 shares available for future purchase under the ESPP, which included the increase effective January 1, 2016 pursuant to the automatic increase feature of the ESPP.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six month offering period. As of June 30, 2016, approximately $99,799 of employee payroll deductions which have been withheld since January 1, 2016 and are included in additional paid in capital in the accompanying condensed balance sheet. The compensation expense related to the ESPP for the six months ended June 30, 2016 was $45,345.

Compensation Expense Summary

The Company recognized the following compensation cost related to share-based awards in the three and six months ended
June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Research and development	$230	$117	$442	$117
General and administrative	673	1,037	1,460	1,037
Total	$903	$1,154	$1,902	$1,154

Compensation expense by type of award in the three and six months ended June 30, 2016 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Stock options	$659	$595	$1,365	$595
Restricted stock units	222	559	492	559
Employee Stock Purchase Plan	22	—	45	—
Total	$903	$1,154	$1,902	$1,154

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

The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders (in thousands, except share and per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(16,277)	$(7,761)	$(29,337)	$(10,560)
Gain on extinguishment of convertible stock	—	—	—	4,798
Accretion of redeemable convertible preferred stock	—	(3,444)	—	(12,553)
Net loss attributable to common stockholders	$(16,277)	$(11,205)	$(29,337)	$(18,315)
Denominator:
Weighted average common shares outstanding - Basic and Diluted	15,293,074	9,546,074	15,283,523	4,871,159
Net loss per share attributable to common stockholders - Basic and Diluted	$(1.06)	$(1.17)	$(1.92)	$(3.76)

The common stock equivalents in the table below were excluded from the calculation of diluted weighted-average shares outstanding due to their anti-dilutive effect:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Convertible preferred stock	—	3,649,874	—	5,995,536
Outstanding stock options	1,556,757	695,330	1,446,751	380,800
Restricted stock units	322,655	221,851	275,762	111,538
Employee Stock Purchase Plan shares	19,666	—	20,593	—

11. Employee Retirement Plan

The Company maintains a retirement plan (the “401(k) Plan”) authorized by Section 401(k) of the Internal Revenue Code. In accordance with the 401(k) Plan, all employees are eligible to participate in the 401(k) Plan as of the first day of the month following commencement of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary, and no contributions were made during the three and six months ended June 30, 2016 and June 30, 2015.

12. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2016, as the Company incurred losses for the three and six months ended June 30, 2016 and is forecasting additional losses through the end of 2016, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2016.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a valuation allowance, since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized. Therefore, no federal or state income taxes are expected and none have been recorded as of June 30, 2016. Income taxes have been accounted for using the liability method.

Utilization of the Company’s Net Operating Loss carryforward (“NOL”) may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in the future, as required by Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax. In general, an "ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain shareholders. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since its formation. The Company has not recorded NOLs that, as a result of these restrictions, will expire unused.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within those reporting periods. For all other entities, it is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company has not yet selected a transition method nor has it determined the effect of ASU 2016-09 on its financial statements.

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

Since our inception in 2005, we have devoted substantially all of our resources to the development of our product candidates. We do not have regulatory approvals in any jurisdiction to sell any products and have not generated any revenue. Since our inception and through June 30, 2016, we have raised $137.1 million to fund our operations, substantially all of which was from the sale of common and preferred stock and debt instruments. In January 2015, we issued and sold shares of our Series C convertible preferred stock in our Series C financing for gross proceeds of $36.9 million. In May 2015, we sold 5,500,000 shares of our common stock in an initial public offering, or IPO, for gross proceeds of approximately $55.0 million.  We believe we have sufficient cash, cash equivalents and available for sale securities to enable us to complete our two pivotal Phase 3 clinical trials and a portion of our long-term, open-label study of lasmiditan. We also estimate that such funds will support our operating expenses and capital expenditure requirements into mid-2017.

We have never been profitable and have incurred net losses in each year since inception. Our net losses attributable to common stockholders were $38.5 million and $3.0 million for the years ended December 31, 2015 and 2014, respectively, and $16.3 million and $29.3 million for the three and six months ended June 30, 2016, respectively. As of June 30, 2016, our accumulated deficit was $116.4 million. These net losses resulted primarily from our research and development programs, including our preclinical development activities and clinical trials, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. These net losses and negative operating cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

Interest Income.    In the three and six months ended June 30, 2016, we had interest income related to the available for sale securities.  The income is interest earned during the current period on these securities.

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

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2016 and 2015:

	Three months ended				Six months ended
	June 30,		Increase (decrease)		June 30,		Increase (decrease)
	2016	2015	$	%	2016	2015	$	%
	(dollars in thousands)				(dollars in thousands)
Operating expenses:
Research and development	$14,383	$5,796	$8,587	148%	$25,200	$7,756	$17,444	225%
General and administrative	1,961	1,980	(19)	-1%	4,280	2,831	1,449	51%
Total operating expenses	16,344	7,776	8,568	110%	29,480	10,587	18,893	178%
Loss from operations	(16,344)	(7,776)	(8,568)	110%	(29,480)	(10,587)	(18,893)	178%
Other income:
Interest income, net	67	15	52	347%	143	27	116	430%
Total other income, net	67	15	52	347%	143	27	116	430%
Net loss before income tax expense	(16,277)	(7,761)	(8,516)	110%	(29,337)	(10,560)	(18,777)	178%
Income tax expense	—	—	—	0%	—	—	—	0%
Net loss	$(16,277)	$(7,761)	$(8,516)	110%	$(29,337)	$(10,560)	$(18,777)	178%

Revenue.    We did not recognize any revenue in 2016 or 2015. In May 2014, we received a $1.5 million up-front payment in connection with the distribution and supply agreement with Ildong, which is reflected in deferred revenue and will be recognized as revenue after we commercialize lasmiditan. We do not expect to recognize revenue in 2016 as we continue development of our product candidates.

Research and Development Expenses.    Our research and development expenses increased to $14.4 million and $25.2 million in the three and six months ended June 30, 2016, respectively, compared to $5.8 million and $7.8 million in the three and six months ended June 30, 2015, respectively. The increase in our research and development expenses in each of the three month and six month periods of 2016 over the comparable period of 2015 was primarily due to the increased costs relating to the lasmiditan Phase 3 clinical program, as our second pivotal Phase 3 clinical trial, SPARTAN, began enrollment in May, 2016, and our open-label study, GLADIATOR, began enrollment in October, 2015. All research and development expenses for the periods presented were attributable to lasmiditan and consisted primarily of clinical trial expenses ($11.7 million and $20.5 million for the three and six months ended June 30, 2016 compared to $4.5 and $5.4 million for the three and six months ended June 30, 2015), expenses related to the manufacture and distribution of lasmiditan, personnel-related costs, and external research and development expenses. We expect our research and development costs will significantly increase throughout the remainder of 2016 due to the expenses associated with our ongoing GLADIATOR and SPARTAN trials, partially offset by completion of our SAMURAI trial which is currently scheduled to conclude in the second half of 2016.

General and Administrative Expenses.    General and administrative expenses were $2.0 million and $4.2 million in the three and six months ended June 30, 2016, respectively, compared to $2.0 million and $2.8 million in the three and six months ended June 30, 2015, respectively. General and administrative expenses in the second quarter of 2016 were comparable to the second quarter of 2015 as there were no major fluctuations in headcount or stock compensation expenses. The increase in our general and administrative expenses in the six month period ended June 30 2016 over the comparable period of 2015 was primarily due to increased personnel expenses since the first quarter of 2015 ($1.2 million including stock compensation for the three months ended March 31, 2016, compared to $0.2 million for the three months ended March 31, 2015) and consulting and professional fees as we built an administrative infrastructure to support a publicly traded company after our initial public offering in May 2015.

Interest Income.   Interest income was $67,000 and $143,000 in the three and six months ended June 30, 2016, respectively, primarily received on our investment in money market funds, corporate debt securities, commercial papers and U.S. Treasuries. In the three and six months ended June 30, 2015, we received $15,000 and $27,000, respectively, in interest income from funds on deposit.

Liquidity and Capital Resources

Cash Flows.    We have incurred losses and cumulative negative cash flows from operations since our inception in 2005, and as of June 30, 2016, we had an accumulated deficit of $116.4 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations and to obtain regulatory approval for our product candidates, which we may raise through a combination of equity offerings, debt financings and other third-party funding.

We have historically funded our operations principally from the issuance of notes payable and common and preferred stock. Since our inception through June 30, 2016 we have raised aggregate proceeds of $137.1 million to fund our operations, of which $49.8 million related to our IPO completed in May 2015, $78.2 million was from the sale of preferred stock and $9.1 million from issuance of debt instruments. As of June 30, 2016 we had cash and cash equivalents of $13.8 million.

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Six months ended
	June 30,		Increase (decrease)
	2016	2015	$	%
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(22,383)	$(7,115)	$(15,268)	215%
Investing activities	8,204	—	8,204	100%
Financing activities	13	86,569	(86,556)	(100)%
Net (decrease) increase in cash and cash equivalents	$(14,166)	$79,454	$(93,620)	(118)%

Net Cash from Operating Activities.    Net cash used in operating activities for the six months ended June 30, 2016 consisted primarily of a net loss of $29.3 million, adjusted for changes in working capital that provided approximately $4.7 million and stock-based compensation of approximately $1.9 million. Net cash used in operating activities of approximately $7.1 million for the six months ended June 30, 2015 consisted primarily of a $10.6 million net loss, offset by changes in working capital which provided $2.3 million and stock-based compensation of approximately $1.2 million.

Net Cash from Investing Activities.    Net cash provided by investing activities for the six months ended June 30, 2016 was $8.2 million and was comprised of maturities of available for sale securities, partially offset by purchases of available for sale securities. No cash was provided by or used in investing activities for the six months ended June 30, 2015.

Net Cash from Financing Activities.    Net cash provided by financing activities for the six months ended June 30, 2016 was $13,000, consisting primarily of proceeds from the employee stock purchase plan, mostly offset by the repurchase of shares for tax withholdings on vested RSUs. Net cash provided by financing activities of $86.6 million for the six months ended June 30, 2015 consisted primarily of $36.7 million from the Series C preferred stock financing and the proceeds from our IPO of $49.8 million.

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

With the proceeds from our IPO and our existing cash, cash equivalents and available for sale securities we estimate that such funds will be sufficient to enable us to complete our two pivotal Phase 3 clinical trials and a portion of our long-term, open-label study of lasmiditan. We also estimate that such funds will support our operating expenses and capital expenditure requirements into mid-2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, the process of testing our product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our product candidates have not received marketing authorization from the FDA and are in various stages of clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt offerings to be issued under our universal shelf registration statement on Form S-3, recently filed with the Securities and Exchange Commission (the “SEC”) as well through revenue from potential research and development and other collaboration agreements. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant licenses to develop and market products that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

We do not have any material long-term contractual obligations or commercial obligations other than to (1) Lilly for the lasmiditan license agreement described above and (2) American Twine Limited Partnership related to the lease agreement for our principal executive office space in Cambridge, MA. The duration of the lease agreement is for two years beginning September 15, 2015, with a total estimated rent expense of approximately $258,000 over the life of the agreement (remaining rent obligation is approximately $68,000 in the second half of 2016 and $92,000 in 2017).

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This accounting standards update will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (“GAAP”) when it becomes effective. The new standard is effective for our company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. ASU 2016-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods within those reporting periods. For all other entities, it is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We have not yet selected a transition method nor have we determined the effect of ASU 2016-09 on our financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has been no material change in our planned use of the balance of the net proceeds from the IPO described in our final prospectus dated May 5, 2015, filed with the SEC pursuant to Rule 424(b) under the Securities Act. We invested the funds received in cash equivalents and other investments in accordance with our investment policy, and as of June 30, 2016, the remainder of the net proceeds is included in cash and cash equivalents and available for sale securities.

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

CoLucid Pharmaceuticals, Inc.

Date: August 10, 2016	By:	/s/ Matthew D. Dallas
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

101.1

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations and Comprehensive Loss (unaudited), (iii) Statements of Cash Flows (unaudited), and (iv) Notes to the Financial Statements.

X