Form 10-Q
period 2016-09-30
CoLucid Pharmaceuticals, Inc.
filed 2016-11-09
CIK 1348649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 8, 2016 there were 19,246,737 shares of Common Stock, $0.001 par value per share, outstanding.

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, including the development of our drug candidates, the timeline for clinical development and regulatory approval of our drug candidates, the structure of our planned clinical trials and our ability to fund our operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include:

•	the initiation, timing, progress and results of ongoing and future preclinical studies and clinical trials, and our research and development programs;
•	our expectations regarding timing of results in our second pivotal Phase 3 clinical trial of lasmiditan;
•	our expectations regarding timing of initiation of our single pivotal Phase 3 clinical trial of IV lasmiditan;
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

•	regulatory developments in the United States and foreign countries;
•	the success of competing treatments that are or become available;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•	our use of proceeds from our initial public offering and our follow-on public offering;
•	our financial performance; and
•	developments and projections relating to our competitors and our industry.

In addition to the risks listed above, see the additional risks described in “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) and described in “Risk Factors” in our prospectus supplement filed with the SEC on September 9, 2016.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CoLucid Pharmaceuticals, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$83,540	$27,978
Available for sale securities (less than 1 year)	16,641	36,530
Prepaid expenses and other current assets	769	809
Total current assets	100,950	65,317
Other assets	21	21
Total assets	$100,971	$65,338
Liabilities
Current liabilities:
Accounts payable	$4,151	$1,649
Accrued expenses	4,782	3,780
Total current liabilities	8,933	5,429
Deferred revenue	1,500	1,500
Total liabilities	10,433	6,929
Commitments and contingencies (note 7)
Stockholders’ equity
Common stock, $0.001 par value; 270,000,000 shares authorized; 19,236,480 and 15,153,135 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	19	15
Additional paid-in capital	219,601	145,532
Accumulated other comprehensive income (loss)	7	(43)
Accumulated deficit	(129,089)	(87,095)
Total stockholders’ equity	90,538	58,409
Total liabilities and stockholders’ equity	$100,971	$65,338

See accompanying notes to unaudited condensed financial statements.

CoLucid Pharmaceuticals, Inc.

Condensed Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$10,509	$5,777	$35,709	$13,534
General and administrative	2,211	3,219	6,491	6,049
Total operating expenses	12,720	8,996	42,200	19,583
Loss from operations	(12,720)	(8,996)	(42,200)	(19,583)
Other income:
Interest income, net	63	46	206	73
Total other income, net	63	46	206	73
Net loss before income tax expense	(12,657)	(8,950)	(41,994)	(19,510)
Income tax expense	—	—	—	—
Net loss	(12,657)	(8,950)	(41,994)	(19,510)
Gain on extinguishment of convertible stock	—	—	—	4,798
Accretion of redeemable preferred stock	—	—	—	(12,553)
Net loss attributable to common stockholders	$(12,657)	$(8,950)	$(41,994)	$(27,265)
Per common share information:
Net loss attributable to common stockholders, basic and diluted	$(0.79)	$(0.59)	$(2.70)	$(3.27)
Weighted-average common shares outstanding, basic and diluted	16,057,462	15,153,135	15,543,386	8,336,147
Comprehensive loss:
Net loss	$(12,657)	$(8,950)	$(41,994)	$(19,510)
Other comprehensive loss:
Unrealized (loss) gain on available for sale securities	(13)	(9)	7	(9)
Comprehensive loss	$(12,670)	$(8,959)	$(41,987)	$(19,519)

See accompanying notes to unaudited condensed financial statements.

CoLucid Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(41,994)	$(19,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on investments	436	81
Stock-based compensation	2,669	3,126
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	40	(1,510)
Other assets	—	(21)
Accounts payable	2,502	2,322
Accrued expenses	1,002	2,927
Net cash used in operating activities	(35,345)	(12,585)
Cash flows from investing activities:
Purchases of available for sale securities	(16,828)	(38,169)
Maturities of available for sale securities	36,331	—
Net cash provided by (used in) investing activities	19,503	(38,169)
Cash flows from financing activities:
Proceeds from issuance of Series C redeemable convertible preferred stock, net of costs of issuance of $200	—	36,663
Proceeds from issuance of common stock, net of cost of issuance	69,920	49,816
Proceeds from the exercise of common stock options	1,431	90
Shares repurchased for tax withholdings for vested restricted stock awards	(95)	—
Proceeds from employee stock purchase plan	148	—
Net cash provided by financing activities	71,404	86,569
Net increase in cash and cash equivalents	55,562	35,815
Cash and cash equivalents as of beginning of period	27,978	204
Cash and cash equivalents as of end of period	$83,540	$36,019
Supplemental schedule of non-cash financing activities
Public offering costs included in accounts payable and accrued expenses	$272	$—
Conversion of convertible notes payable to preferred stock	$—	$200
Gain on extinguishment of preferred stock	$—	$(4,798)
Accretion of redeemable preferred stock	$—	$12,553
Conversion of preferred stock to common stock	$—	$94,897

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

The Company has completed its first pivotal Phase 3 randomized, double-blind, placebo-controlled clinical trial of lasmiditan, SAMURAI, under a special protocol assessment (“SPA”) agreement with the U.S. Food and Drug Administration (“FDA”). In September 2016, the Company announced that the SAMURAI study achieved both the primary and key secondary efficacy endpoints with statistical significance (p < 0.001). The Company has a SPA agreement with the FDA for its second pivotal Phase 3 clinical trial of lasmiditan, SPARTAN, which began enrollment in the second quarter of 2016 with top-line data expected to be released in the second half of 2017. The Company is also conducting its long-term, open-label study of lasmiditan, GLADIATOR.

In September 2016 the Company announced a follow-on public offering of common stock from which the Company received approximately $69.9 million in net proceeds. The Company believes it has sufficient cash, cash equivalents and available for sale securities to enable it to fund the remainder of SPARTAN, a substantial portion of GLADIATOR and the submission of a New Drug Application, or NDA, to the FDA. The Company also estimates that such funds will support its operating expenses and capital expenditure requirements through at least the second quarter of 2018.

The Company has never been profitable and has incurred net losses in each year since inception. The Company’s net losses attributable to common stockholders were $38.5 million and $3.0 million for the years ended December 31, 2015 and 2014, respectively, and $12.7 million and $42.0 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, the Company’s accumulated deficit was $129.1 million. These net losses resulted primarily from research and development programs, including preclinical development activities and clinical trials, and general and administrative costs associated with operations. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years. These net losses and negative operating cash flows have had, and will continue to have, an adverse effect on stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development, the Company is unable to accurately predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

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

In connection with the closing of the IPO, all of the Company’s outstanding redeemable convertible preferred stock automatically converted to common stock on May 5, 2015, resulting in an additional 9,489,659 shares of common stock of the Company becoming outstanding. At September 30, 2016, and December 31, 2015, the Company did not have any redeemable convertible preferred stock issued or outstanding.  The significant increase in common stock outstanding in connection with the IPO impacts the year-over-year comparability of the Company’s net loss per share calculations.

Follow-on Public Offering

On September 14, 2016, the Company closed a follow-on public offering of shares of its common stock, which resulted in the sale of 3,737,500 shares of common stock at a price to the public of $20.00 per share. The aggregate net proceeds received by the Company from the offering were approximately $69.9 million, net of underwriting discounts and commissions of approximately $4.6 million and approximately $0.3 million of offering expenses paid by the Company.

2. Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016.  The condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash on hand, deposits and funds invested in available for sale securities with original maturities of three months or less at the time of purchase. At September 30, 2016, the Company’s cash was primarily in money market funds. The Company may maintain balances with its banks in excess of federally insured limits.

Available for Sale Securities

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, the Company classifies all securities as available for sale which are included in current and non-current assets. The Company carries available for sale securities at fair value based on current market value. The Company conducts periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. When assessing whether a decline in the fair value of a security is other-than-temporary, the Company considers the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business. Based on these considerations, the Company did not identify any other-than-temporary impairments at September 30, 2016. Unrealized losses on available for sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss, a component of stockholders’ equity. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The Company includes this amortization in the caption “Interest income, net” within the Condensed Statements of Operations and Comprehensive Loss. The Company also includes in interest income, net, realized gains and losses and declines in value determined to be other than temporary. The Company bases the cost of securities sold upon the specific identification method, and includes interest and dividends on securities in interest income.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash, cash equivalents, corporate debt securities, commercial paper and U.S. Treasuries. The Company maintains deposits in federally insured institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. Substantially all of the Company’s available for sale securities are with companies that management believes to be of high-credit quality with short-term credit ratings of at least A-1/P-1 or better by Standard and Poor’s and Moody’s Investor Service at the time of purchase. The Company has no financial instruments with off-balance sheet risk of loss.

Distribution and Supply Agreement

On October 23, 2013, the Company entered into a distribution and supply agreement with Ildong Pharmaceutical Co., Ltd. (“Ildong”) for lasmiditan in the Republic of Korea, Taiwan, Singapore, Malaysia, Indonesia, Philippines, Thailand, Myanmar and Vietnam, which is referred to as the territory. During the term of the agreement, the Company must use commercially reasonable efforts to supply Ildong with the amount of lasmiditan that it requires. Under the terms of the agreement, the Company received an upfront payment of $1.5 million as consideration for the Company granting Ildong exclusive rights to develop and commercialize lasmiditan in the territory as well as the Company’s agreement to provide lasmiditan to Ildong in the future for a reduced purchase price. This $1.5 million upfront payment is reflected in deferred revenue as of September 30, 2016 and December 31, 2015, and will be recognized as revenue in the event the Company sells lasmiditan to Ildong for commercial sale. In the event the Company has no further obligations under this agreement prior to the date regulatory approval is obtained, if at all, the Company will recognize this upfront payment as revenue at that time since lasmiditan would not have been sold and delivered to Ildong for commercial sale. The Company also has the potential to receive aggregate potential future milestone payments from Ildong of up to $3.5 million, including (i) $1 million upon the submission of a new drug application to the FDA or a submission of an equivalent regulatory filing to the European Medicines Agency in the European Union; (ii) $1.5 million upon obtaining approval of lasmiditan by the FDA or the European Medicines Agency; and (iii) $1 million upon obtaining approval of lasmiditan in the Republic of Korea. The Company will supply Ildong with lasmiditan for use in clinical trials in the territory, for which Ildong will pay to the Company an amount equal to the Company’s fully burdened manufacturing cost (or the Company’s fully burdened cost of goods if lasmiditan is obtained from a third-party supplier for such trials), plus 5% per tablet of lasmiditan. If approved in the territory, the Company will also supply Ildong with lasmiditan for sale in the territory, for which Ildong will pay to the Company a purchase price per unit calculated as a percentage (ranging from 31.5% to 36.5%) of the net sales of lasmiditan in the territory. Ildong will be responsible for the costs and activities related to development and regulatory approvals in the territory as part of the global development plan under the agreement. The agreement terminates upon the later of the expiration of the Company’s patents in the territory or 15 years after the first commercialization of lasmiditan, and is subject to certain renewal rights. The agreement may be terminated by mutual agreement or by either party in the case of uncured material breach or bankruptcy. The Company has the right to terminate if Ildong challenges any of the Company’s patents or fails to adequately commercialize lasmiditan in the territory.

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

Subsequent Events

The Company has evaluated all subsequent events through the date of this filing.

3. Available for Sale Securities

The following table summarizes the available for sale securities held by the Company at September 30, 2016 and December 31, 2015:

		Gross
		Unrealized
Description	Amortized Cost	Gains / (Losses)	Fair Value
	(in thousands)
September 30, 2016
Available for sale securities:
Corporate debt securities	$3,810	$(1)	$3,809
Commercial paper	3,798	—	3,798
U.S. Government debt securities	9,026	8	9,034
Total available for sale securities	$16,634	$7	$16,641
December 31, 2015
Available for sale securities:
Corporate debt securities	$36,573	(43)	36,530
Total available for sale securities	$36,573	$(43)	$36,530

The estimated fair value of the Company’s available for sale securities at September 30, 2016 by contractual maturity, was as follows:

September 30,
2016
(in thousands)
Due in one year or less	$16,641
Due after one year	—
Total available for securities	$16,641

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

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the three or nine months ended September 30, 2016 or during 2015.

The Company had no liabilities classified as Level 3 that are measured by management at fair value as of September 30, 2016 or December 31, 2015.

The Company’s financial instruments consist principally of cash and cash equivalents, available for sale securities, accounts payable and accrued liabilities.  Financial instruments measured at fair value are classified below based on the three fair value hierarchy tiers described above:

			Significant
		Quoted prices	other	Significant
		in active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
September 30, 2016
Assets
Cash and money market	$83,540	$83,540	$—	$—
Commercial paper	3,798	—	3,798	—
Corporate debt securities	3,809	—	3,809	—
U.S. Government debt securities	9,034	—	9,034	—
Total	$100,181	$83,540	$16,641	$—
December 31, 2015
Assets
Cash and money market	$27,978	$27,978	$—	$—
Corporate debt securities	36,530	—	36,530	—
Total	$64,508	$27,978	$36,530	$—

The carrying values of accounts payable and accrued liabilities approximate their fair values due to the short maturity of these instruments.

The fair values of shares of Series A, Series B, and Series C redeemable convertible preferred stock that were outstanding prior to May 5, 2015 were determined using probability-weighted valuation methodologies based on recent market activity. Inputs into the valuation models included the Company’s Series C redeemable convertible preferred stock offering, recent initial public offerings of similar sized life sciences companies and assumptions concerning future financing alternatives. The valuation model was complex as it required numerous assumptions relating to potential future outcomes. On May 5, 2015, the fair value of Series A, Series B, and Series C redeemable convertible preferred stock, which was based on the IPO price of the Company’s common stock, was determined using Level 2 inputs.

5. Accrued liabilities

Accrued expenses consist of the following:

	September 30,	December 31,
	2016	2015
	(in thousands)
Payroll and employee-related costs	$579	$669
Clinical trial costs	3,028	1,933
Research and development costs	650	707
Professional fees	432	266
Excise tax payable	63	126
Other	30	79
	$4,782	$3,780

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

Lease Agreement

On September 15, 2015, the Company entered into an agreement with American Twine Limited Partnership for the lease of its principal office space in Cambridge, Massachusetts. The duration of the lease agreement is two years beginning September 15, 2015, with a total estimated rent expense of approximately $258,000 over the life of the agreement. The rent expense for the year ended December 31, 2015 was approximately $83,000 for the previously leased office in Burlington, Massachusetts and the current facility and the anticipated rent payment is approximately $136,000 for 2016 and $92,000 for 2017. In the first nine months of 2016, the Company paid approximately $103,000 in rent.

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

On April 16, 2015, the board of directors adopted the CoLucid Pharmaceuticals, Inc. 2015 Equity Incentive Plan (the “2015 Plan”), which was approved by the stockholders on the same day. There were a total 1,819,100 shares of the Company’s common stock initially reserved for issuance pursuant to the 2015 Plan. The 2015 Plan allows for the granting of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units and other awards convertible into or otherwise based on shares of common stock. The Company’s employees, officers, directors and consultants and advisors are eligible to receive awards under the 2015 Plan. The 2015 Plan provides that the number of shares reserved and available for issuance under the 2015 Plan will automatically increase annually on January 1 of each calendar year by an amount equal to the lesser of: a) six percent (6%) of the number of common shares of stock outstanding as of December 31 of the immediate preceding calendar year, or b) 1,200,000 shares, provided, however, that the board of directors may determine that any annual increase be a lesser number. In addition, all awards granted under the 2006 Plan or the 2015 Plan that are forfeited, expire, are cancelled or otherwise not issued will again become available under the 2015 Plan. Effective January 1, 2016, 687,312 shares were added to the 2015 Plan, as available for issuance thereunder, pursuant to the automatic increase feature of the 2015 Plan. As of September 30, 2016, 527,812 shares were available for future grant under the 2015 Plan.

The fair value of the stock options granted are estimated on the date of grant using all relevant information, including application of the Black-Scholes option-pricing model. When applying the Black-Scholes option-pricing model to compute stock-based compensation, the Company assumed the following for the nine months ended September 30, 2016:  risk-free rate of return of 0.5% to 2.1%; expected average option life of 0.3 to 10.0 years; average volatility of 75.9% to 98.7%; and expected dividend rate of 0%. The risk-free rate of return was based on U.S Treasury rates. The expected average option life assumption was based upon the simplified or “plain-vanilla” method, which averages the contractual term of the options (10 years) with the vesting term (4 years) taking into consideration multiple vesting tranches.  Expected volatility for the nine month period ended September 30, 2016 was based upon the historical volatility of comparable companies. The Company estimated the expected forfeiture rate of 12.4% to 14.8% based on the historical forfeiture rate of comparable companies and estimated the expected dividend rate based on its expectations that it will not pay dividends in the foreseeable future.

The following summarizes the stock option activity during the period:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
		price	contractual	value
	Shares	per share	term (years)	(in thousands)
Outstanding at December 31, 2015	1,215,828	$9.34	9.4	$462
Granted	371,577	7.26		10
Exercised	(158,404)	9.03		1,935
Cancelled / Expired	(44,613)	10.00		—
Outstanding at September 30, 2016	1,384,388	$8.79	8.8	$40,644
Options exercisable at September 30, 2016	460,396	$9.61	8.6	$13,142
Options vested and expected to vest as of September 30, 2016	1,227,115	$8.86	8.8	$35,944

The aggregate intrinsic value in the above table is the difference between the closing common stock price on September 30, 2016 of $38.15 per share and the option exercise price multiplied by the number of in-the-money options as of September 30, 2016. As of September 30, 2016, total unrecognized stock-based compensation expense relating to unvested employee stock options was $3.9 million. This amount is expected to be recognized over a weighted-average period of 2.6 years. The unrecognized stock option-based compensation expense as of September 30, 2015 was $5.2 million. The weighted average fair value of options granted during the three months and nine months ended September 30, 2016 was $9.62 and $7.26 per share, respectively.

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

As of September 30, 2016, there was approximately $1.8 million of unrecognized compensation cost related to the restricted stock unit awards, which is expected to be recognized over a weighted average period of 2.9 years.

The following summarizes RSU activity for the nine months ended September 30, 2016:

		Weighted-	Aggregate
		average grant	intrinsic
		date fair value	value
	Shares	per share	(in thousands)
Unvested balance at December 31, 2015	180,254	$10.00	$1,509
Granted	158,000	6.75	1,067
Vested	(83,128)	9.10
Forfeited	—	—
Outstanding at September 30, 2016	255,126	$8.28	$9,733
Vested and unsettled as of September 30, 2016	23,042	$6.75	$879
Vested and expected to vest as of September 30, 2016	247,030	$8.27	$9,424

Employee Stock Purchase Plan

On April 16, 2015, the board of directors adopted the Company’s Employee Stock Purchase Plan (the “ESPP”), which was approved by the stockholders on the same day.  There initially were 300,000 shares of the Company’s common stock reserved for issuance and sale pursuant to the ESPP.  In addition, the ESPP provides for automatic annual increases in the number of shares available for issuance under the ESPP on January 1 of each year in an amount equal to the lesser of: (i) 1% of the total number of shares outstanding as of December 31 of the immediately preceding calendar year, or (ii) 150,000 shares, unless a lesser number of shares is otherwise determined by the Company’s board of directors.  The ESPP was implemented effective December 1, 2015 and permits the Company’s employees to purchase shares of the Company’s common stock. As of September 30, 2016, there were 428,481 shares available for future purchase under the ESPP, which included the increase effective January 1, 2016 pursuant to the automatic increase feature of the ESPP.

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six month offering period. As of September 30, 2016, approximately $148,000 of employee payroll deductions which have been withheld since January 1, 2016 and are included in additional paid in capital in the accompanying condensed balance sheet. The compensation expense related to the ESPP for the three and nine months ended September 30, 2016 was $19,000 and $64,000, respectively.

Compensation Expense Summary

The Company recognized the following compensation cost related to share-based awards in the three and nine months ended
September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Research and development	$206	$177	$648	$293
General and administrative	561	1,795	2,021	2,833
Total	$767	$1,972	$2,669	$3,126

Compensation expense by type of award in the three and nine months ended September 30, 2016 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Stock options	$569	$1,075	$1,934	$1,671
Restricted stock units	179	897	671	1,455
Employee Stock Purchase Plan	19	—	64	—
Total	$767	$1,972	$2,669	$3,126

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

The following table sets forth the computation of basic and diluted net loss per share applicable to common stockholders (in thousands, except share and per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(12,657)	$(8,950)	$(41,994)	$(19,510)
Gain on extinguishment of convertible stock	—	—	—	4,798
Accretion of redeemable convertible preferred stock	—	—	—	(12,553)
Net loss attributable to common stockholders	$(12,657)	$(8,950)	$(41,994)	$(27,265)
Denominator:
Weighted average common shares outstanding - Basic and Diluted	16,057,462	15,153,135	15,543,386	8,336,147
Net loss per share attributable to common stockholders - Basic and Diluted	$(0.79)	$(0.59)	$(2.70)	$(3.27)

The common stock equivalents in the table below were excluded from the calculation of diluted weighted-average shares outstanding due to their anti-dilutive effect:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Convertible preferred stock	—	—	—	3,971,137
Outstanding stock options	1,509,614	1,183,322	1,441,631	655,026
Restricted stock units	283,809	360,508	278,464	196,761
Employee Stock Purchase Plan shares	15,961	—	19,049	—

11. Employee Retirement Plan

The Company maintains a retirement plan (the “401(k) Plan”) authorized by Section 401(k) of the Internal Revenue Code. In accordance with the 401(k) Plan, all employees are eligible to participate in the 401(k) Plan as of the first day of the month following commencement of employment. Each employee can contribute a percentage of compensation up to a maximum of the statutory limits per year. Company contributions are discretionary, and no contributions were made during either of the three and nine months ended September 30, 2016 and September 30, 2015.

12. Income Taxes

The Company estimates an annual effective tax rate of 0% for the year ending December 31, 2016, as the Company incurred losses for the three and nine months ended September 30, 2016 and is forecasting additional losses through the end of 2016, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2016.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a valuation allowance, since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized. Therefore, no federal or state income taxes are expected and none have been recorded as of September 30, 2016. Income taxes have been accounted for using the liability method.

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

13. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company does not anticipate that the adoption of this standard will have an impact on its financial condition.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its financial statements and related disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period, with any adjustment reflected as of the beginning of the fiscal year of adoption. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-15 on its financial statements and related disclosures.

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

Since our inception in 2005, we have devoted substantially all of our resources to the development of our product candidates. We do not have regulatory approvals in any jurisdiction to sell any products and have not generated any revenue. Since our inception and through September 30, 2016, we have raised $207.0 million (after deduction of underwriting discounts and commissions and offering expenses paid by us) to fund our operations, substantially all of which was from the sale of common and preferred stock and debt instruments. In January 2015, we issued and sold shares of our Series C convertible preferred stock in our Series C financing for gross proceeds of $36.9 million. In May 2015, we sold 5,500,000 shares of our common stock in an initial public offering, or IPO, for gross proceeds of approximately $55.0 million.  In September 2016, we completed a follow-on public offering whereby we sold 3,737,500 shares of common stock for gross proceeds of approximately $74.8 million. We believe we have sufficient cash, cash equivalents and available for sale securities to enable us to fund the remainder of our second pivotal Phase 3 clinical trial, SPARTAN, a substantial portion of our long-term, open-label study of lasmiditan, GLADIATOR, and the submission of a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for lasmiditan. We also estimate that such funds will support our operating expenses and capital expenditure requirements through at least the second quarter of 2018.

We have never been profitable and have incurred net losses in each year since inception. Our net losses attributable to common stockholders were $38.5 million and $3.0 million for the years ended December 31, 2015 and 2014, respectively, and $12.7 million and $42.0 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, our accumulated deficit was $129.1 million. These net losses resulted primarily from our research and development programs, including our preclinical development activities and clinical trials, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. These net losses and negative operating cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability.

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

Financial Overview

Research and Development.    Research and development expenses consist of the costs associated with research and discovery activities, conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Research and development expenses consist of:

•	employee salaries and related expenses, including stock-based compensation and travel expenses, for the personnel involved in our drug discovery and development activities;
•	external research and development expenses incurred under agreements with third-party contract research organizations, investigative sites and academic institutions;
•	expenses incurred to manufacture clinical trial materials;
•	expenses incurred to scale-up and validate manufacturing processes; and
•	license fees for and milestone payments related to in-licensed products and technologies.

We expense research and development costs as incurred. Conducting a significant amount of research and development is central to our business and strategy. Product candidates in late stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of late-stage clinical trials as well as the associated expenses of scale-up and validation of manufacturing processes. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of our product candidates.

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

Interest Income.    In the three and nine months ended September 30, 2016, we had interest income related to the available for sale securities.  The income is interest earned during the current period on these securities.

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

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2016 and 2015:

	Three months ended				Nine months ended
	September 30,		Increase (decrease)		September 30,		Increase (decrease)
	2016	2015	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
Operating expenses:
Research and development	$10,509	$5,777	$4,732	82%	$35,709	$13,534	$22,175	164%
General and administrative	2,211	3,219	(1,008)	-31%	6,491	6,049	442	7%
Total operating expenses	12,720	8,996	3,724	41%	42,200	19,583	22,617	115%
Loss from operations	(12,720)	(8,996)	(3,724)	41%	(42,200)	(19,583)	(22,617)	115%
Other income:
Interest income, net	63	46	17	37%	206	73	133	182%
Total other income, net	63	46	17	37%	206	73	133	182%
Net loss before income tax expense	(12,657)	(8,950)	(3,707)	41%	(41,994)	(19,510)	(22,484)	115%
Income tax expense	—	—	—	0%	—	—	—	0%
Net loss	$(12,657)	$(8,950)	$(3,707)	41%	$(41,994)	$(19,510)	$(22,484)	115%

Revenue.    We did not recognize any revenue in 2016 or 2015. In May 2014, we received a $1.5 million up-front payment in connection with the distribution and supply agreement with Ildong, which is reflected in deferred revenue and will be recognized as revenue if we commercialize lasmiditan. We do not expect to recognize revenue in 2016 as we continue development of our product candidates.

Research and Development Expenses.    Our research and development expenses increased to $10.5 million and $35.7 million in the three and nine months ended September 30, 2016, respectively, compared to $5.8 million and $13.5 million in the three and nine months ended September 30, 2015, respectively. The increase in our research and development expenses in each of the three month and nine month periods of 2016 over the comparable period of 2015 was primarily due to the increased costs relating to the lasmiditan Phase 3 clinical program, as our second pivotal Phase 3 clinical trial, SPARTAN, began enrollment in May, 2016, and our open-label study, GLADIATOR, began enrollment in October, 2015. All research and development expenses for the periods presented were attributable to lasmiditan and consisted primarily of clinical trial expenses ($7.7 million and $28.2 million for the three and nine months ended September 30, 2016, respectively, compared to $4.0 and $9.3 million for the three and nine months ended September 30, 2015, respectively), expenses related to the manufacture and distribution of lasmiditan, personnel-related costs, and external research and development expenses. We expect our research and development costs will significantly increase through the remainder of 2016 due to the expenses associated with our ongoing GLADIATOR and SPARTAN trials, though at a lesser rate now that our SAMURAI trial has been completed.

General and Administrative Expenses.    General and administrative expenses were $2.2 million and $6.5 million in the three and nine months ended September 30, 2016, respectively, compared to $3.2 million and $6.0 million in the three and nine months ended September 30, 2015, respectively. The decrease in our general and administrative expenses in the third quarter of 2016 compared to the third quarter of 2015 was primarily due to a decrease in expenses related to stock compensation which were $0.6 million for the three months ended September 30, 2016 compared to $1.1 million for the three months ended September 30, 2015.   The increase in our general and administrative expenses in the nine-month period ended September 30 2016 over the comparable period of 2015 was primarily due to increased support costs specifically around insurance and legal fees necessary to support a publicly traded company after our initial public offering in May 2015.

Interest Income.   Interest income was $63,000 and $206,000 in the three and nine months ended September 30, 2016, respectively, primarily received on our investments in money market funds, corporate debt securities, commercial papers and U.S. Treasuries. In the three and nine months ended September 30, 2015, we received $46,000 and $73,000, respectively, in interest income from funds on our investments in money market funds and corporate debt securities.

Liquidity and Capital Resources

Cash Flows.    We have incurred losses and cumulative negative cash flows from operations since our inception in 2005, and as of September 30, 2016, we had an accumulated deficit of $129.1 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations and to obtain regulatory approval for our product candidates, which we may raise through a combination of equity offerings, debt financings and other third-party funding.

We have historically funded our operations principally from the issuance of notes payable and common and preferred stock. Since our inception through September 30, 2016, we have raised aggregate net proceeds of $207.0 million to fund our operations, of which $49.8 million related to our IPO completed in May 2015, $78.2 million was from the sale of preferred stock, $9.1 million was from issuance of debt instruments and $69.9 million was from our follow-on public offering in September 2016. As of September 30, 2016 we had cash and cash equivalents of $83.5 million.

The following table sets forth the primary sources and uses of cash and cash equivalents for each period set forth below:

	Nine months ended
	September 30,		Increase (decrease)
	2016	2015	$	%
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(35,345)	$(12,585)	$(22,760)	181%
Investing activities	19,503	(38,169)	57,672	100%
Financing activities	71,404	86,569	(15,165)	(18)%
Net increase in cash and cash equivalents	$55,562	$35,815	$19,747	55%

Net Cash from Operating Activities.    Net cash used in operating activities for the nine months ended September 30, 2016 consisted primarily of a net loss of $42.0 million, adjusted for changes in working capital that provided approximately $3.5 million and stock-based compensation of approximately $2.7 million. Net cash used in operating activities of approximately $12.6 million for the nine months ended September 30, 2015 consisted primarily of a $19.5 million net loss, adjusted for changes in working capital that provided approximately $3.7 million and stock-based compensation of approximately $3.1 million.

Net Cash from Investing Activities.    Net cash provided by investing activities for the nine months ended September 30, 2016 was $19.5 million and was comprised of maturities of available for sale securities, partially offset by purchases of available for sale securities. Net cash used in investing activities for the nine months ended September 30, 2015 primarily consisted of the purchase of available for sale securities.

Net Cash from Financing Activities.    Net cash provided by financing activities for the nine months ended September 30, 2016 was $71.4 million, consisting primarily of $69.9 million of net proceeds from the issuance of common stock in connection with our follow-on public offering, slightly offset by the repurchase of shares for tax withholdings on vested RSUs. Net cash provided by financing activities of $86.6 million for the nine months ended September 30, 2015 consisted primarily of $36.7 million from the Series C preferred stock financing and the net proceeds from our IPO of $49.8 million.

Funding Requirements.    Our primary uses of capital are, and we expect will continue to be, salaries and personnel-related expenses, costs related to clinical trials, accounting expenses, legal expenses, other regulatory expenses and general overhead costs. We expect our expenses to significantly increase compared to prior periods in connection with our ongoing activities, particularly as we continue research and development, conduct our large pivotal Phase 3 clinical trials and seek regulatory approvals for our product candidates. In anticipation of regulatory approval for our product candidates, we expect to incur significant pre-commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, as discussed above, since the closing of the IPO, we expect to incur additional costs associated with operating as a public company.

With the proceeds from our follow-on public offering and our existing cash, cash equivalents and available for sale securities we estimate that such funds will be sufficient to enable us to fund the remainder of SPARTAN, a substantial portion of GLADIATOR and the submission of an NDA to the FDA for lasmiditan. We also estimate that such funds will support our operating expenses and capital expenditure requirements through at least the second quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Additionally, the process of testing our product candidates in clinical trials is costly, and the timing of progress in these trials is uncertain. Because our product candidates have not received marketing authorization from the FDA and are in various stages of clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt offerings to be issued under our universal shelf registration statement on Form S-3, filed with the Securities and Exchange Commission (the “SEC”) as well through revenue from potential research and development and other collaboration agreements. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant licenses to develop and market products that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

We do not have any material long-term contractual obligations or commercial obligations other than to (1) Lilly for the lasmiditan license agreement described above and (2) American Twine Limited Partnership related to the lease agreement for our principal executive office space in Cambridge, MA. The duration of the lease agreement is for two years beginning September 15, 2015, with a total estimated rent expense of approximately $258,000 over the life of the agreement (remaining rent obligation is approximately $34,000 in the fourth quarter of 2016 and $92,000 in 2017).

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This accounting standards update will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles (“GAAP”) when it becomes effective. The new standard is effective for our company on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our financial statements and related disclosures. We do not anticipate that the adoption of this standard will have an impact on our financial condition.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period, with any adjustment reflected as of the beginning of the fiscal year of adoption. We are currently in the process of evaluating the impact of adoption of ASU 2016-15 on our financial statements and related disclosures.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We may be from time to time subject to various claims and legal actions during the ordinary course of our business. There are currently no claims or legal actions, individually or in the aggregate, that would have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in that report, except as set forth below.

Risks Related to the Reported Results of SAMURAI

The reported results of SAMURAI are based primarily on top-line data and may ultimately differ from actual results once additional data are received and fully evaluated.

The reported results of SAMURAI that we have publicly disclosed consist primarily of top-line data and certain, limited additional data. Top-line data are based on a preliminary analysis of currently-available efficacy and safety data, and therefore the reported results, findings and conclusions related to SAMURAI are subject to change following a comprehensive review of the more extensive data related to SAMURAI. Top-line data are based on important assumptions, estimations, calculations and information currently available to us, and we have not had an opportunity to fully and carefully evaluate all of the data related to SAMURAI. As a result, the results of SAMURAI that we have reported may differ from future results, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. In addition, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses or may interpret or weigh the importance of data differently, which could impact the value of lasmiditan, the approvability or commercialization of lasmiditan and our business in general. If the data that we have reported related to SAMURAI differ from actual results, our ability to obtain approval for, and commercialize, our products may be harmed, which could harm our business, financial condition, operating results or prospects.

Risks Related to the Clinical Development and Marketing Approval of Our Product Candidates

Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive marketing approval.

Clinical failure can occur at any stage of our clinical development. The results of preclinical studies and earlier clinical trials of our product candidates may not be predictive of the results of later clinical trials. For example, the positive top-line results from SAMURAI, our first pivotal Phase 3 randomized, double-blind, placebo-controlled clinical trial of lasmiditan, do not ensure that later clinical trials, including our second, confirmatory pivotal Phase 3 clinical trial of lasmiditan, SPARTAN, or our Phase 3 long-term, open-label clinical trial of lasmiditan, GLADIATOR, will demonstrate similar results. Accordingly, the results of SAMURAI should not be relied upon as evidence that SPARTAN or GLADIATOR will be successful. Product candidates in other or later clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and earlier clinical trials. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including differences in trial protocols and design, the size and type of the patient populations, adherence to the dosing regimen and the rate of dropout among clinical trial participants. In addition, adverse events may not occur in early clinical trials and only emerge in later clinical trials or after commercialization. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical testing. Moreover, clinical data are susceptible to varying interpretations and analyses, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent marketing approval. We do not know whether any Phase 3 or other clinical trials we may conduct will demonstrate consistent and/or adequate efficacy and safety to obtain marketing approval to market our product candidates.

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

If our product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;

•	we may be required to recall a product or change the way such product is administered to patients;

•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing process for the product or any component thereof;

•	regulatory authorities may require the addition of labeling statements, such as a precaution, “black box” warning or other warnings or a contraindication;

•	we or our collaborators may be required to implement a Risk Evaluation and Mitigation Strategy or create a medication guide outlining the risks of such side effect for distribution to patients;

•	we or our collaborators could be sued and held liable for harm caused to patients;

•	the product may become less competitive; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates, if approved, and could materially adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Tax Matters

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of our 2016 follow-on public offering.

As of December 31, 2015, we had federal net operating loss carryforwards of $67.7 million, which are available to offset future taxable income, if any, through 2025. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term tax exempt rate and the value of the company’s stock immediately before the ownership change. We may be unable to offset future taxable income, if any, with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability.

In addition, it is possible that the transactions relating to our 2016 follow-on public offering, either on a standalone basis or when combined with future transactions, have caused us to undergo one or more additional ownership changes. In that event, we generally would not be able to use our pre-change loss or credit carryovers or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our inception.

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

There has been no material change in our planned use of the balance of the net proceeds from the IPO described in our final prospectus dated May 5, 2015, filed with the SEC pursuant to Rule 424(b) under the Securities Act. We invested the funds received in cash equivalents and other investments in accordance with our investment policy, and as of September 30, 2016, the remainder of the net proceeds is included in cash and cash equivalents and available for sale securities.

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

CoLucid Pharmaceuticals, Inc.

Date: November 9, 2016	By:	/s/ Matthew D. Dallas
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

101.1

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Balance Sheets (unaudited), (ii) Statements of Operations and Comprehensive Loss (unaudited), (iii) Statements of Cash Flows (unaudited), and (iv) Notes to the Financial Statements.

X